Form 10-Q
period 2021-06-30
Social Leverage Acquisition Corp I
filed 2021-08-16
CIK 1834755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

SOCIAL LEVERAGE ACQUISITION CORP I

Form 10-Q

For the Quarter Ended June 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SOCIAL LEVERAGE ACQUISITION CORP I

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$581,398	$-
Prepaid expenses	772,301	-
Total current assets	1,353,699	-
Deferred offering costs	-	230,243
Investments held in Trust Account	345,022,333	-
Total Assets	$346,376,032	$230,243

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$10,000	$27,032
Accrued expenses	302,613	134,918
Note payable - related party	-	43,625
Franchise tax payable	97,759	175
Total current liabilities	410,372	205,750
Deferred legal fees	17,306	-
Derivative warrant liabilities	15,941,250	-
Deferred underwriting commissions	12,075,000	-
Total liabilities	28,443,928	205,750

Commitments and Contingencies

Class A common stock, $0.0001 par value; 31,293,210 and -0- shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	312,932,100	-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; 3,206,790 and -0- shares issued and outstanding (excluding 31,293,210 and -0- shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	321	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	862	863
Additional paid-in capital	5,579,478	24,137
Accumulated deficit	(580,657)	(507)
Total stockholders’ equity	5,000,004	24,493
Total Liabilities and Stockholders’ Equity	$346,376,032	$230,243

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LEVERAGE ACQUISITION CORP I

CONDENSED STATEMENTS OF OPERATIONS

For The Three and Six Months Ended June 30, 2021 (Unaudited)

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
	(unaudited)	(unaudited)
General and administrative expenses	$180,160	$339,538
General and administrative expenses - related party	25,028	43,361
Franchise tax expenses	49,314	97,584
Loss from operations	(254,502)	(480,483)
Other income (expense)
Change in fair value of derivative warrant liabilities	2,193,750	438,750
Offering costs associated with derivative warrant liabilities	-	(560,750)
Income from investments held in Trust Account	12,521	22,333
Net income (loss)	$1,951,769	$(580,150)

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	21,120,270	31,159,948

Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.00

Weighted average shares outstanding of non-redeemable common stock, basic and diluted	6,045,629	10,805,618

Basic and diluted net income (loss) per share, non-redeemable common stock	$0.32	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LEVERAGE ACQUISITION CORP I

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three and Six Months Ended June 30, 2021 (Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	-	$-	8,625,000	$863	$24,137	$(507)	$24,493
Sale of units in initial public offering, less allocation to derivative warrant liabilities	34,500,000	3,450	-	-	335,336,550	-	335,340,000
Offering costs	-	-	-	-	(19,132,239)	-	(19,132,239)
Purchase price of private placement warrants in excess of initial fair value	-	-	-	-	2,280,000	-	2,280,000
Class A common stock subject to possible redemption	(31,098,033)	(3,110)	-	-	(310,977,220)	-	(310,980,330)
Net loss	-	-	-	-	-	(2,531,919)	(2,531,919)
Balance - March 31, 2021 (Unaudited)	3,401,967	340	8,625,000	863	7,531,228	(2,532,426)	5,000,005
Class A common stock subject to possible redemption	(195,177)	(19)	-	-	(1,951,750)	-	(1,951,769)
Net income	-	-	-	-	-	1,951,769	1,951,769
Balance - June 30, 2021 (Unaudited)	3,206,790	$321	8,625,000	$863	$5,579,478	$(580,657)	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LEVERAGE ACQUISITION CORP I

CONDENSED STATEMENT OF CASH FLOWS

For The Six Months Ended June 30, 2021 (Unaudited)

Cash Flows from Operating Activities:
Net loss	$(580,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(438,750)
Offering costs associated with derivative warrant liabilities	560,750
Income from investments held in Trust Account	(22,333)
General and administrative expenses paid by related party under promissory note	43,467
Changes in operating assets and liabilities:
Prepaid expenses	(772,301)
Accounts payable	9,668
Accrued expenses	51,000
Franchise tax payable	97,584
Net cash used in operating activities	(1,051,065)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	345,000,000
Proceeds received from private placement	9,000,000
Repayment of note payable to related party	(177,857)
Offering costs paid	(7,189,680)
Net cash provided by financing activities	346,632,463

Net increase in cash	581,398

Cash - beginning of the period	-
Cash - end of the period	$581,398

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$116,695
Offering costs paid by related party under promissory note	$64,065
Outstanding accounts payable paid by related party under promissory note	$26,700
Deferred legal fees	$17,306
Deferred underwriting commissions in connection with the initial public offering	$12,075,000
Initial value of Class A common stock subject to possible redemption	$312,909,250
Change in value of Class A common shares subject to possible redemption	$22,850

The accompanying notes are an integral part of these unaudited condensed financial statements.

 ’

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from December 1, 2020 (inception) through June 30, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and other income on investments of the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SOCIAL LEVERAGE ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and six months ended June 30, 2021, are not necessarily indicative of the results that may be expected through December 31, 2021.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

SOCIAL LEVERAGE ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” equals or approximate the carrying amounts represented in the balance sheet.

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

SOCIAL LEVERAGE ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021, 31,293,210 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. There was no Class A common stock subject to possible redemption at December 31, 2020.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

SOCIAL LEVERAGE ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net income (loss) per common share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares (as defined below) and non-redeemable shares of Class A common stock, which have been classified as non-redeemable as of June 30, 2021, to maintain permanent equity of at least $5,000,001. These shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per common share:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Income from investments held in Trust Account	$11,357	$20,256
Less: Company’s portion available to be withdrawn to pay taxes	(11,357)	(20,256)
Net income attributable	$-	$-
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	21,120,270	31,159,948
Basic and diluted net income per share	$-	$-

Non-Redeemable Common Stock
Numerator: Net income (loss) minus Net Earnings
Net income (loss)	$1,951,769	$(580,150)
Net income allocable to Class A common stock subject to possible redemption	-	-
Non-redeemable net loss	$1,951,769	$(580,150)
Denominator: weighted average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	6,045,629	10,805,618
Basic and diluted net income (loss) per share, Non-redeemable common stock	$0.32	$(0.05)

SOCIAL LEVERAGE ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 3 — Initial Public Offering

On February 17, 2021, the Company consummated its Initial Public Offering of 34,500,000 Units, including the exercise of the underwriters’ option to purchase 4,500,000 Option Units, at $10.00 per Unit, which generated gross proceeds of $345.0 million, and incurring offering costs of approximately $19.7 million, of which approximately $12.1 million and approximately $152,000 was for deferred underwriting commissions and deferred legal fees, respectively.

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

SOCIAL LEVERAGE ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans

On December 11, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. As of February 17, 2021, the Company borrowed approximately $178,000 under the Note. On February 19, 2021, the Company repaid the Note in full. Subsequent to the repayment, the facility was no longer available to the Company.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the Company has no borrowing under the Working Capital Loans.

Administrative Support Agreement and Certain Other Payments

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, support and administrative services. As of June 30, 2021 and December 31, 2020, the Company had accrued approximately $10,000 and $0, respectively, for services in connection with such agreement on the accompanying condensed balance sheets. For the three and six months ended June 30, 2021, the Company incurred expenses of approximately $25,000 and $43,000 under this agreement, respectively, included as general and administrative expenses, related party in the unaudited condensed statement of operations.

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $225,000 (“Deferred Legal Fees”). The deferred fee will become payable in the event that the Company completes a Business Combination. As of June 30, 2021 and December 31, 2020, there are deferred legal fees of approximately $152,000 and nil, respectively, recognized in connection with such services on the accompanying condensed balance sheets.

SOCIAL LEVERAGE ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statement. The unaudited condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 6 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 3,206,790 shares of Class A common stock issued and outstanding, excluding 31,293,210 shares of Class A common stock subject to possible redemption. As of December 31, 2020, there were no Class A common stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of February 17, 2021, there were 8,625,000 shares of Class B common stock outstanding, which amount have been retroactively restated to reflect the stock split as discussed in Note 4. Of these, up to 1,125,000 shares of Class B common stock were subject to forfeiture, to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of shares of Class B common stock outstanding would collectively equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On February 17, 2021, the underwriter fully exercised its option to purchase additional Units; thus, these 1,125,000 shares of Class B common stock were no longer subject to forfeiture. There were 8,625,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020.

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

Note 7—Warrants

As of June 30, 2021 and December 31, 2020, the Company had 8,625,000 and 0 Public Warrants and the 6,000,000 and 0 Private Placement Warrants outstanding, respectively.

SOCIAL LEVERAGE ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

SOCIAL LEVERAGE ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market funds	$345,022,333	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	$9,401,250	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$6,540,000	$-

As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in April 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 measurement in April 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant.

SOCIAL LEVERAGE ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For periods where no observable traded price is available, the Company utilized a Monte-Carlo simulation to estimate the fair value of the Public Warrants and used the Black-Scholes option pricing model to estimate the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The estimated fair value of the Public and Private Placement Warrants, prior to the Public Warrants being traded in an active market, was determined using Level 3 inputs. Inherent in a binomial lattice model are assumptions related to the Unit price, expected volatility, risk-free interest rate, term to expiration, and dividend yield. The Unit price is based on the publicly traded price of the Units as of the measurement date. The Company estimated the volatility for the Public and Private Placement Warrants based on the implied volatility from the traded prices of warrants issued by other special purpose acquisition companies. The risk-free interest rate is based on interpolated U.S. Treasury rates, commensurate with a similar term to the Public and Private Placement Warrants. The term to expiration was calculated as the contractual term of the Public and Private Placement Warrants, assuming one year to a Business Combination from the IPO date. Finally, the Company does not anticipate paying a dividend. Any changes in these assumptions can change the valuation significantly. For the three and six months ended June 30, 2021, the Company recognized a gain resulting from changes in the fair value of derivative warrant liabilities of approximately $2.1 million and $0.4 million, respectively, which is presented in the accompanying condensed statements of operations.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	Initial Fair Value	June 30, 2021	June 30, 2021
Exercise price	$11.50	$11.50	$11.50
Stock price	$9.72	$9.64	$9.72
Volatility	17.6%	18.8%	15.7%
Term (in years)	6.5	6.4	6.1
Risk-free rate	0.85%	1.25%	1.06%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for The three and six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	16,380,000
Change in fair value of derivative warrant liabilities	1,755,000
Derivative warrant liabilities at March 31, 2021	$18,135,000
Transfer of Public Warrants to Level 1	(10,695,000)
Transfer of Private Warrants to Level 2	(7,440,000)
Derivative warrant liabilities at June 30, 2021	$-

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were available to be issued. Based upon this review, the Company determined that, there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

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

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $0.6 million in its operating bank account and working capital of approximately $1.0 million (not taking into account approximately $98,000 of taxes that may be paid using interest income from the Trust Account).

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

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had net income of approximately $1,952,000, which consisted of an operating loss of approximately $254,000, offset by a non-operating gain of approximately $2,194,000 resulting from the change in fair value of derivative warrant liabilities, and approximately $12,000 of income from investments held in Trust Account. The loss from operations comprised of approximately $180,000 general and administrative expenses, approximately $25,000 in general and administrative expenses – related party and approximately $49,000 in franchise tax expenses.

For the six months ended June 30, 2021, we had a net loss of approximately $580,000, which consisted of an operating loss of approximately $480,000, a non-operating loss of approximately $561,000 for offering costs associated with derivative warrant liabilities, offset by a non-operating gain of approximately $439,000 resulting from the change in fair value of derivative warrant liabilities, and approximately $22,000 of income from investments held in Trust Account. The loss from operations comprised of approximately $340,000 general and administrative expenses, approximately $43,000 in general and administrative expenses – related party and approximately $98,000 in franchise tax expenses.

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

We incurred approximately $25,000 and $43,000 in general and administrative expenses, related to these services, in the accompanying unaudited condensed statement of operations for the three and six months ended June 30, 2021, respectively. As of June 30, 2021 and December 31, 2020, the Company had accrued approximately $10,000 and $0, respectively, for services in connection with such agreement on the accompanying condensed balance sheets.

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

The 8,625,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 6,000,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of the Public Warrants and Private Placement Warrants has been estimated using a Monte Carlo simulation. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A common shares subject to possible redemption

We account for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021, 31,293,210 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the Securities and Exchange Commission (“SEC”) Staff Statement, “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (SPACs)”, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities described in in our Quarterly Report on Form 10Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on July 8, 2021, our disclosure controls and procedures were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Except, the Company’s management identified a material weakness in its internal control over financial reporting due solely to the material weakness in our internal control over financial reporting regarding the classification of the Company’s Warrants as components of equity instead of as derivative liabilities. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this has not been fully remediated.

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

As a result, included on our condensed balance sheet as of June 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may result a material adverse effect on our ability to consummate an initial business combination.

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

In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest bearing and payable on the consummation of the Initial Public Offering. As of June 30, 2021, the loan balance was $0.

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

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chairman of the Board of Directors (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chairman of the Board of Directors (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 16, 2021	SOCIAL LEVERAGE ACQUISITION CORP I

	By:	/s/ Howard Lindzon
	Name:	Howard Lindzon
	Title:	Chief Executive Officer