Form 10-Q
period 2021-09-30
Social Leverage Acquisition Corp I
filed 2021-11-22
CIK 1834755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 22, 2021, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

SOCIAL LEVERAGE ACQUISITION CORP I

Form 10-Q

For the Quarter Ended September 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SOCIAL LEVERAGE ACQUISITION CORP I

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$477,878	$-
Prepaid expenses	646,749	-
Total current assets	1,124,627	-
Deferred offering costs	-	230,243
Investments held in Trust Account	345,026,772	-
Total Assets	$346,151,399	$230,243

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$46,542	$27,032
Accrued expenses	276,357	134,918
Note payable - related party	-	43,625
Franchise tax payable	147,622	175
Total current liabilities	470,521	205,750
Deferred legal fees	17,306	-
Derivative warrant liabilities	12,138,750	-
Deferred underwriting commissions	12,075,000	-
Total liabilities	24,701,577	205,750

Commitments and Contingencies

Class A common stock subject to possible redemption, 34,500,000 and -0- shares at $10.00 per share redemption value as of September 30, 2021 and December 31, 2020, respectively	345,000,000	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; no non-redeemable shares issued or outstanding	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 issued and outstanding as of September 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	-	24,137
Accumulated deficit	(23,551,041)	(507)
Total stockholders’ equity (deficit)	(23,550,178)	24,493
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$346,151,399	$230,243

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LEVERAGE ACQUISITION CORP I

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
	(unaudited)	(unaudited)
General and administrative expenses	$214,317	$553,855
General and administrative expenses - related party	25,041	68,402
Franchise tax expenses	49,863	147,447
Loss from operations	(289,221)	(769,704)
Other income (expense)
Change in fair value of derivative warrant liabilities	3,802,500	4,241,250
Offering costs associated with derivative warrant liabilities	-	(560,750)
Income from investments held in Trust Account	4,440	26,773
Net income	$3,517,719	$2,937,569

Weighted average shares outstanding of Class A common stock, basic and diluted	34,500,000	34,500,000

Basic and diluted net income per share, Class A common stock	$0.08	$0.07

Weighted average shares outstanding of Class B common stock, basic and diluted	8,625,000	8,431,319

Basic and diluted net income per share, Class B common stock	$0.08	$0.07

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LEVERAGE ACQUISITION CORP I

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For The Three and Nine Months Ended September 30, 2021 (Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	-	$-	8,625,000	$863	$24,137	$(507)	$24,493
Excess cash received over the fair value of the private warrants	-	-	-	-	2,280,000	-	2,280,000
Accretion of Class A common stock subject to possible redemption amount	-	-	-	-	(2,304,137)	(26,488,103)	(28,792,240)
Net loss	-	-	-	-	-	(2,531,919)	(2,531,919)
Balance - March 31, 2021 (Unaudited), as restated	-	-	8,625,000	863	-	(29,020,529)	(29,019,666)
Net income	-	-	-	-	-	1,951,769	1,951,769
Balance - June 30, 2021 (Unaudited), as restated	-	-	8,625,000	863	-	(27,068,760)	(27,067,897)
Net income	-	-	-	-	-	3,517,719	3,517,719
Balance - September 30, 2021 (Unaudited)	-	$-	8,625,000	$863	$-	$(23,551,041)	$(23,550,178)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LEVERAGE ACQUISITION CORP I

CONDENSED STATEMENT OF CASH FLOWS

For The Nine Months Ended September 30, 2021 (Unaudited)

Cash Flows from Operating Activities:
Net income	$2,937,569
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(4,241,250)
Offering costs associated with derivative warrant liabilities	560,750
Income from investments held in Trust Account	(26,772)
General and administrative expenses paid by related party under promissory note	43,466
Changes in operating assets and liabilities:
Prepaid expenses	(646,749)
Accounts payable	46,210
Accrued expenses	31,439
Franchise tax payable	147,447
Net cash used in operating activities	(1,147,890)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	345,000,000
Proceeds received from private placement	9,000,000
Repayment of note payable to related party	(177,857)
Offering costs paid	(7,196,375)
Net cash provided by financing activities	346,625,768

Net increase in cash	477,878

Cash - beginning of the period	-
Cash - end of the period	$477,878

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$110,000
Offering costs paid by related party under promissory note	$64,065
Outstanding accounts payable paid by related party under promissory note	$26,700
Deferred legal fees	$17,306
Deferred underwriting commissions in connection with the initial public offering	$12,075,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LEVERAGE ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from December 1, 2020 (inception) through September 30, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and other income on investments of the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on February 16, 2021.

SOCIAL LEVERAGE ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Restatement of Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company, require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company updated this interpretation to include temporary equity in net tangible assets.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 8-K filed with the SEC on March 18, 2021 (the “Post-IPO Balance Sheet”) and the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Post-IPO Balance Sheet and the Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and the over-allotment. As such, the Company is reporting these restatements to those periods in this quarterly report. The previously presented Post-IPO Balance Sheet and Affected Quarterly Periods should no longer be relied upon.

The impact of the restatement to the Post-IPO Balance Sheet is an increase to Class A common stock subject to possible redemption of approximately $32.1 million, a decrease to additional paid-in capital of $5.6 million, an increase to the accumulated deficit of $26.5 million, and the reclassification of 3,209,075 Class A common stock from permanent equity to Class A common stock subject to possible redemption.

As of February 17, 2021	As Revised	Adjustment	As Restated
Total assets	$347,126,800		$347,126,800
Total liabilities	$29,217,541		$29,217,541
Class A common stock subject to possible redemption	312,909,250	32,090,750	345,000,000
Preferred stock	-	-	-
Class A common stock	321	(321)	-
Class B common stock	863	-	863
Additional paid-in capital	5,602,327	(5,602,327)	-
Accumulated deficit	(603,502)	(26,488,102)	(27,091,604)
Total stockholders’ equity (deficit)	$5,000,009	$(32,090,750)	$(27,090,741)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$347,126,800	$-	$347,126,800

SOCIAL LEVERAGE ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021	As Reported	Adjustment	As Restated
Total assets	$346,588,733		$346,588,733
Total liabilities	$30,608,398		$30,608,398
Class A common stock subject to possible redemption	310,980,330	34,019,670	345,000,000
Preferred stock	-	-	-
Class A common stock	340	(340)	-
Class B common stock	863	-	863
Additional paid-in capital	7,531,228	(7,531,228)	-
Accumulated deficit	(2,532,426)	(26,488,102)	(29,020,528)
Total stockholders' equity (deficit)	$5,000,005	$(34,019,670)	$(29,019,665)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit)	$346,588,733	$-	$346,588,733

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

Form 10-Q (March 31, 2021) - For the three months ended March 31, 2021
	As Reported	Adjustment	As Restated
Cash Flow from Operating Activities	$(983,933)	$-	$(983,933)
Cash Flows from Investing Activities	$(345,000,000)	$-	$(345,000,000)
Cash Flows from Financing Activities	$346,664,393	$-	$346,664,393
Supplemental Disclosure of Noncash Financing Activities:
Offering costs included in accrued expenses	$148,625	$-	$148,625
Offering costs included in accounts payable	$64,065	$-	$64,065
Outstanding accounts payable paid by related party under promissory note	$26,700	$-	$26,700
Deferred legal fees	$17,306	$-	$17,306
Deferred underwriting commissions in connection with the initial public offering	$12,075,000	$-	$12,075,000
Initial value of Class A common stock subject to possible redemption	$312,909,250	$(312,909,250)	$-
Change in value of Class A common stock subject to possible redemption	$(1,928,920)	$1,928,920	$-

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021	As Reported	Adjustment	As Restated
Total assets	$346,376,032		$346,376,032
Total liabilities	$28,443,928		$28,443,928
Class A common stock subject to possible redemption	312,932,100	32,067,900	345,000,000
Preferred stock	-	-	-
Class A common stock	321	(321)	-
Class B common stock	862	-	862
Additional paid-in capital	5,579,478	(5,579,478)	-
Accumulated deficit	(580,657)	(26,488,101)	(27,068,758)
Total stockholders' equity (deficit)	$5,000,004	$(32,067,900)	$(27,067,896)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit)	$346,376,032	$-	$346,376,032

SOCIAL LEVERAGE ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

Form 10-Q (June 30, 2021) - For the six months ended June 30, 2021
	As Reported	Adjustment	As Restated
Cash Flow from Operating Activities	$(1,051,065)	$-	$(1,051,065)
Cash Flows from Investing Activities	$(345,000,000)	$-	$(345,000,000)
Cash Flows from Financing Activities	$346,632,463	$-	$346,632,463
Supplemental Disclosure of Noncash Financing Activities:
Offering costs included in accrued expenses	$116,695	$-	$116,695
Offering costs paid by related party under promissory note	$64,065	$-	$64,065
Deferred legal fees	$17,306	$-	$17,306
Deferred underwriting commissions in connection with the initial public offering	$12,075,000	$-	$12,075,000
Initial value of Class A common stock subject to possible redemption	$312,909,250	$(312,909,250)	$-
Change in value of Class A common stock subject to possible redemption	$22,850	$(22,850)	$-

The table below presents the effect of the financial statement adjustments related to the restatement discussed above to the Company’s previously reported statement of shareholders' equity for three and six months ended June 30, 2021:

For the Three and Six Months Ended June 30, 2021

	As Reported	Adjustment	As Restated
Balance - December 31, 2020	$24,493	$-	$24,493
Sale of units in initial public offering, less allocation to derivative warrant liabilities, gross	335,340,000	(335,340,000)	-
Offering costs	(19,132,239)	19,132,239	-
Purchase price of private placement warrants in excess of initial fair value	2,280,000	-	2,280,000
Class A common stock subject to possible redemption	(310,980,330)	310,980,330	-
Accretion of Class A ordinary shares subject to possible redemption amount	-	(28,792,240)	(28,792,240)
Net loss	(2,531,919)	-	(2,531,919)
Balance - March 31, 2021 (Unaudited)	$-	$(29,019,666)	$(29,019,666)
Class A common stock subject to possible redemption	(1,951,769)	1,951,769	-
Net income	$1,951,769	$-	$1,951,769
Balance - June 30, 2021 (Unaudited)	$-	$(27,067,897)	$(27,067,897)

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share is presented below for the Affected Quarterly Periods:

	Earnings Per Share for Class A common stock
	As Reported	Adjustment	As Restated
Form 10-Q (March 31, 2021) - For the three months ended March 31, 2021
Net loss	$(2,531,919)	$-	$(2,531,919)
Weighted average shares outstanding	31,286,439	(14,803,106)	16,483,333
Basic and diluted earnings per share	$0.00	$(0.10)	$(0.10)
Form 10-Q (June 30, 2021) - For the three months ended June 30, 2021
Net income	$1,951,769	$-	$1,951,769
Weighted average shares outstanding	21,120,270	13,379,730	34,500,000
Basic and diluted earnings per share	$0.00	$0.05	$0.05
Form 10-Q (June 30, 2021) - For the six months ended June 30, 2021
Net loss	$(580,150)	$-	$(580,150)
Weighted average shares outstanding	31,159,948	(5,618,512)	25,541,436
Basic and diluted earnings per share	$0.00	$(0.02)	$(0.02)

SOCIAL LEVERAGE ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	Earnings Per Share for Class B common stock
	As Reported	Adjustment	As Restated
Form 10-Q (March 31, 2021) - For the three months ended March 31, 2021
Net loss	$(2,531,919)	$-	$(2,531,919)
Weighted average shares outstanding	9,572,868	(1,535,368)	8,037,500
Basic and diluted earnings per share	$(0.26)	$0.16	$(0.10)
Form 10-Q (June 30, 2021) - For the three months ended June 30, 2021
Net income	$1,951,769	$-	$1,951,769
Weighted average shares outstanding	6,045,629	2,579,371	8,625,000
Basic and diluted earnings per share	$0.32	$(0.27)	$0.05
Form 10-Q (June 30, 2021) - For the six months ended June 30, 2021
Net loss	$(580,150)	$-	$(580,150)
Weighted average shares outstanding	10,805,618	(2,472,745)	8,332,873
Basic and diluted earnings per share	$(0.05)	$0.03	$(0.02)

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

SOCIAL LEVERAGE ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.

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

SOCIAL LEVERAGE ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering and exercise of the over-allotment option. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 345,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. There was no Class A common stock issued or outstanding as of December 31, 2020.

Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 14,625,000 Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B

Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$2,814,175	$703,544	$2,360,657	$576,912

Denominator:
Basic and diluted weighted average common stock outstanding	34,500,000	8,625,000	34,500,000	8,431,319

Basic and diluted net income per common stock	$0.08	$0.08	$0.07	$0.07

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021 using the modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

SOCIAL LEVERAGE ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3 - Initial Public Offering

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

Note 4 - Related Party Transactions

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31, 2020, the Company has no borrowing under the Working Capital Loans.

Administrative Support Agreement and Certain Other Payments

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, support and administrative services. As of September 30, 2021 and December 31, 2020, the Company had accrued approximately $68,000 and $0, respectively, for services in connection with such agreement on the accompanying condensed balance sheets. For the three and nine months ended September 30, 2021, the Company incurred expenses of approximately $25,000 and $68,000 under this agreement, respectively, included as general and administrative expenses, related party in the unaudited condensed statement of operations.

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

Note 5 - Commitments and Contingencies

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

SOCIAL LEVERAGE ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $225,000 (“Deferred Legal Fees”). The deferred fee will become payable in the event that the Company completes a Business Combination. As of September 30, 2021 and December 31, 2020, there are deferred legal fees of approximately $152,000 and nil, respectively, recognized in connection with such services on the accompanying condensed balance sheets.

Note 6 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 34,500,000 shares of Class A common stock outstanding, all of which were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$345,000,000
Less:
Fair value of Public Warrants at issuance	(9,660,000)
Offering costs allocated to Class A common stock subject to possible redemption	(19,132,239)
Plus:
Accretion on Class A common stock subject to possible redemption amount	28,792,239
Class A common stock subject to possible redemption	$345,000,000

Note 7 - Stockholders’ Equity

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

SOCIAL LEVERAGE ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock - The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 345,000,000 shares of Class A common stock issued and outstanding. All shares of Class A common stock subject to possible redemption have been classified as temporary equity (see Note 6). As of December 31, 2020, there were no Class A common stock issued or outstanding.

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of February 17, 2021, there were 8,625,000 shares of Class B common stock outstanding, which amount have been retroactively restated to reflect the stock split as discussed in Note 4. Of these, up to 1,125,000 shares of Class B common stock were subject to forfeiture, to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of shares of Class B common stock outstanding would collectively equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On February 17, 2021, the underwriter fully exercised its option to purchase additional Units; thus, these 1,125,000 shares of Class B common stock were no longer subject to forfeiture. There were 8,625,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020.

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

Note 8 - Warrants

As of September 30, 2021 and December 31, 2020, the Company had 8,625,000 and 0 Public Warrants and the 6,000,000 and 0 Private Placement Warrants outstanding, respectively.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - money market funds	$345,026,772	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	$7,158,750	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$4,980,000	$-

As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in April 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 measurement in April 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2021.

SOCIAL LEVERAGE ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For periods where no observable traded price is available, the Company utilized a Monte-Carlo simulation to estimate the fair value of the Public Warrants and used the Black-Scholes option pricing model to estimate the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The estimated fair value of the Public and Private Placement Warrants, prior to the Public Warrants being traded in an active market, was determined using Level 3 inputs. Inherent in a binomial lattice model are assumptions related to the Unit price, expected volatility, risk-free interest rate, term to expiration, and dividend yield. The Unit price is based on the publicly traded price of the Units as of the measurement date. The Company estimated the volatility for the Public and Private Placement Warrants based on the implied volatility from the traded prices of warrants issued by other special purpose acquisition companies. The risk-free interest rate is based on interpolated U.S. Treasury rates, commensurate with a similar term to the Public and Private Placement Warrants. The term to expiration was calculated as the contractual term of the Public and Private Placement Warrants, assuming one year to a Business Combination from the IPO date. Finally, the Company does not anticipate paying a dividend. Any changes in these assumptions can change the valuation significantly. For the three and nine months ended September 30, 2021, the Company recognized a gain resulting from changes in the fair value of derivative warrant liabilities of approximately $3.8 million and $4.2 million, respectively, which is presented in the accompanying condensed statements of operations.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

Initial Fair Value
Exercise price	$11.50
Stock price	$9.72
Volatility	17.6%
Term (in years)	6.5
Risk-free rate	0.85%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and nine months ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	16,380,000
Change in fair value of derivative warrant liabilities	1,755,000
Derivative warrant liabilities at March 31, 2021	$18,135,000
Transfer of Public Warrants to Level 1	(10,695,000)
Transfer of Private Warrants to Level 2	(7,440,000)
Derivative warrant liabilities at June 30, 2021	$-
Derivative warrant liabilities at September 30, 2021	$-

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, the Company determined that, there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

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

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $0.5 million in its operating bank account and working capital of approximately $0.8 million (not taking into account approximately $148,000 of taxes that may be paid using interest income from the Trust Account).

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

Results of Operations

Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had net income of approximately $3.5 million, which consisted of an operating loss of approximately $289,000, offset by a non-operating gain of approximately $3.8 million resulting from the change in fair value of derivative warrant liabilities, and approximately $4,000 of income from investments held in Trust Account. The loss from operations comprised of approximately $214,000 general and administrative expenses, approximately $25,000 in general and administrative expenses - related party and approximately $50,000 in franchise tax expenses.

For the nine months ended September 30, 2021, we had a net income of approximately $2.9 million, which consisted of an operating loss of approximately $770,000, a non-operating loss of approximately $561,000 for offering costs associated with derivative warrant liabilities, offset by a non-operating gain of approximately $4.2 million resulting from the change in fair value of derivative warrant liabilities, and approximately $27,000 of income from investments held in Trust Account. The loss from operations comprised of approximately $554,000 general and administrative expenses, approximately $68,000 in general and administrative expenses - related party and approximately $147,000 in franchise tax expenses.

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

We incurred approximately $25,000 and $68,000 in general and administrative expenses, related to these services, in the accompanying unaudited condensed statement of operations for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021 and December 31, 2020, the Company had accrued approximately $68,000 and $0, respectively, for services in connection with such agreement on the accompanying condensed balance sheets.

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

Class A common shares subject to possible redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 345,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets. There was no Class A common stock issued or outstanding as of December 31, 2020.

Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 14,625,000 Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021 using the modified retrospective method for transition. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of February 17, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on February 16, 2021 and our Quarterly Report on Form 10-Q filed with the SEC on August 16, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 6,000,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $9.0 million.

In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest bearing and payable on the consummation of the Initial Public Offering. As of September 30, 2021, the loan balance was $0.

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

Dated: November 22, 2021	SOCIAL LEVERAGE ACQUISITION CORP I

	By:	/s/ Howard Lindzon
	Name:	Howard Lindzon
	Title:	Chief Executive Officer