Form 10-Q
period 2022-03-31
Social Leverage Acquisition Corp I
filed 2022-05-24
CIK 1834755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 20, 2022, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

SOCIAL LEVERAGE ACQUISITION CORP I

Form 10-Q

For the Quarter Ended March 31, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SOCIAL LEVERAGE ACQUISITION CORP I

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$147,047	$250,390
Prepaid expenses	416,170	469,528
Total current assets	563,217	719,918
Non-current assets:
Prepaid expenses (non-current)	-	56,316
Investments held in Trust Account	345,066,865	345,034,062
Total Assets	$345,630,082	$345,810,296

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$89,935	$86,560
Accrued expenses	211,307	103,654
Franchise tax payable	50,000	197,485
Total current liabilities	351,242	387,699
Deferred legal fees	152,224	152,224
Derivative warrant liabilities	5,850,000	12,138,750
Working capital loan	301,233	-
Deferred underwriting commissions	12,075,000	12,075,000
Total liabilities	18,729,699	24,753,673

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 34,500,000 shares at redemption value of $10.00 per share as of March 31, 2022 and December 31, 2021	345,000,000	345,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; no non-redeemable shares issued and outstanding	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 as of March 31, 2022 and December 31, 2021	863	863
Additional paid-in capital	-	-
Accumulated deficit	(18,100,480)	(23,944,240)
Total stockholders’ deficit	(18,099,617)	(23,943,377)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$345,630,082	$345,810,296

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LEVERAGE ACQUISITION CORP I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended March 31,
	2022	2021
General and administrative expenses	$420,995	$159,378
General and administrative expenses - related party	-	18,333
Franchise tax expenses	55,565	48,270
Loss from operations	(476,560)	(225,981)
Other income (expenses):
Change in fair value of derivative warrant liabilities	6,288,750	(1,755,000)
Offering costs associated with derivative warrant liabilities	-	(560,750)
Interest on working capital loan - related party	(1,233)	-
Income from investments held in Trust Account	32,803	9,812
Net income (loss)	$5,843,760	$(2,531,919)

Weighted average shares outstanding of Class A common stock, basic and diluted	34,500,000	16,483,333

Basic and diluted net income (loss) per share, Class A common stock	$0.14	$(0.10)

Weighted average shares outstanding of Class B common stock, basic and diluted	8,625,000	8,037,500

Basic and diluted net income (loss) per share, Class B common stock	$0.14	$(0.10)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LEVERAGE ACQUISITION CORP I

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For The Three Months Ended March 31, 2022 (Unaudited)

	Common Stock
	Class A		Class B		Additional		Total
	Shares	Amount	Accumulated Deficit	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance - December 31, 2021	-	$-	8,625,000	$863	$-	$(23,944,240)	$(23,943,377)
Net loss	-	-	-	-	-	5,843,760	5,843,760
Balance - March 31, 2022 (Unaudited)	-	$-	8,625,000	$863	$-	$(18,100,480)	$(18,099,617)

For The Three Months Ended March 31, 2021 (Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	8,625,000	$863	$24,137	$(507)	$24,493
Excess cash received over the fair value of the private warrants	-	-	-	-	2,280,000	-	2,280,000
Accretion of Class A common stock subject to possible redemption amount	-	-	-	-	(2,304,137)	(26,488,102)	(28,792,240)
Net loss	-	-	-	-	-	(2,531,919)	(2,531,919)
Balance - March 31, 2021 (Unaudited)	-	$-	8,625,000	$863	$-	$(29,020,528)	$(29,019,666)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LEVERAGE ACQUISITION CORP I

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$5,843,760	$(2,531,919)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(6,288,750)	1,755,000
Offering costs associated with derivative warrant liabilities	-	560,750
Income from investments held in Trust Account	(32,803)	(9,812)
Interest on working capital loan - related party	1,233	-
General and administrative expenses paid by related party under promissory note	-	43,467
Changes in operating assets and liabilities:
Prepaid expenses	109,674	(898,461)
Accounts payable	3,375	9,668
Accrued expenses	107,653	39,105
Franchise tax payable	(147,485)	48,269
Net cash used in operating activities	(403,343)	(983,933)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(345,000,000)
Net cash used in investing activities	-	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from working capital loan - related party	300,000	-
Proceeds received from initial public offering, gross	-	345,000,000
Proceeds received from private placement	-	9,000,000
Repayment of note payable to related party	-	(177,857)
Offering costs paid	-	(7,157,750)
Net cash provided by financing activities	300,000	346,664,393

Net (decrease) increase in cash	(103,343)	680,460

Cash - beginning of the period	250,390	-
Cash - end of the period	$147,047	$680,460

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$148,625
Offering costs paid by related party under promissory note	$-	$64,065
Outstanding accounts payable paid by related party under promissory note	$-	$26,700
Deferred legal fees	$-	$17,306
Deferred underwriting commissions in connection with the initial public offering	$-	$12,075,000

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from December 1, 2020 (inception) through March 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and other income on investments of the proceeds derived from the Initial Public Offering.

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

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $147,000 in its operating bank account and working capital of approximately $262,000 (not taking into account approximately $50,000 of taxes that may be paid using interest income from the Trust Account).

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity, the mandatory liquidation and the subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 17, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to consummate a Business Combination prior to the mandatory liquidation date.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 global pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statement. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022, which contains the audited condensed financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited condensed financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022.

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

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” equals or approximate the carrying amounts represented in the condensed balance sheets.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 34,500,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. There was no non-redeemable Class A common stock issued or outstanding as of March 31, 2022 and December 31, 2021.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 14,625,000 Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022 and 2021. Remeasurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended March 31, 2022		For The Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$4,675,008	$1,168,752	$(1,702,000)	$(829,919)

Denominator:
Basic and diluted weighted average common stock outstanding	34,500,000	8,625,000	16,483,333	8,037,500

Basic and diluted net income (loss) per common stock	$0.14	$0.14	$(0.10)	$(0.10)

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. In March 2022, the Sponsor and the Company executed a Working Capital Loan, bearing interest of 10% annually, providing the Company the ability to borrow up to $1.5 million. As of March 31, 2022 and December 31, 2021, the Company had $300,000 and $0 in borrowings under the Working Capital Loans. As of March 31, 2022 and 2021, the Company had approximately $1,000 and $0 in interest earned on the Working Capital Loan. The Working Capital Loan has a conversion feature that is considered an embedded derivative, but the value is deminimus, as such, the Working Capital Loan are presented at fair value on the accompanying condensed balance sheets.

Administrative Support Agreement and Certain Other Payments

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, support and administrative services. As of March 31, 2022 and December 31, 2021, the Company had accrued approximately $60,000, for services in connection with such agreement on the accompanying condensed balance sheets. For the three months ended March 31, 2022 and 2021, the Company incurred expenses of approximately $0 and $18,000 under this agreement, included as general and administrative expenses, related party in the unaudited condensed statements of operations, respectively. In April 2022, the Sponsor terminated this agreement.

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $225,000 (“Deferred Legal Fees”). The deferred fee will become payable in the event that the Company completes a Business Combination. As of March 31, 2022 and December 31, 2021, there are deferred legal fees of approximately $152,000, recognized in connection with such services on the accompanying unaudited condensed balance sheets.

Note 6 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 34,500,000 shares of Class A common stock outstanding, all of which were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

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

Note 7 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding. All shares of Class A common stock subject to possible redemption have been classified as temporary equity (see Note 6).

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of February 17, 2021, there were 8,625,000 shares of Class B common stock outstanding, which amount have been retroactively restated to reflect the stock split as discussed in Note 4. Of these, up to 1,125,000 shares of Class B common stock were subject to forfeiture, to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of shares of Class B common stock outstanding would collectively equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On February 17, 2021, the underwriter fully exercised its option to purchase additional Units; thus, these 1,125,000 shares of Class B common stock were no longer subject to forfeiture. There were 8,625,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021.

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

Note 8 - Warrants

As of March 31, 2022 and December 31, 2021, the Company had 8,625,000 Public Warrants and 6,000,000 Private Placement Warrants outstanding.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money market funds	$345,066,865	$-	$-

Liabilities:
Derivative warrant liabilities - Public warrants	$3,450,000	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$2,400,000	$-

December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money market funds	$345,034,062	$-	$-

Liabilities:
Derivative warrant liabilities - Public warrants	$7,158,750	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$4,980,000	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in April 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 measurement in April 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2022.

For periods where no observable traded price is available, the Company utilized a Monte-Carlo simulation to estimate the fair value of the Public Warrants and used the Black-Scholes option pricing model to estimate the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The estimated fair value of the Public and Private Placement Warrants, prior to the Public Warrants being traded in an active market, was determined using Level 3 inputs. Inherent in a binomial lattice model are assumptions related to the Unit price, expected volatility, risk-free interest rate, term to expiration, and dividend yield. The Unit price is based on the publicly traded price of the Units as of the measurement date. The Company estimated the volatility for the Public and Private Placement Warrants based on the implied volatility from the traded prices of warrants issued by other special purpose acquisition companies. The risk-free interest rate is based on interpolated U.S. Treasury rates, commensurate with a similar term to the Public and Private Placement Warrants. The term to expiration was calculated as the contractual term of the Public and Private Placement Warrants, assuming one year to a Business Combination from the IPO date. Finally, the Company does not anticipate paying a dividend. Any changes in these assumptions can change the valuation significantly. For the three months ended March 31, 2022 and 2021, the Company recognized a gain and loss resulting from changes in the fair value of derivative warrant liabilities of approximately $6.3 million and $1.8 million, which is presented in the accompanying statements of operations, respectively.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

Initial Fair Value
Exercise price	$11.50
Stock price	$9.72
Volatility	17.6%
Term (in years)	6.5
Risk-free rate	0.85%

There were no changes in fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three months ended March 31, 2022. The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three months ended March 31, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	16,380,000
Change in fair value of derivative warrant liabilities	1,755,000
Derivative warrant liabilities at March 31, 2021	$18,135,000

Note 10 - Subsequent Events

The Company has evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Liquidity and Going Concern

As of March 31, 2022, we had approximately $147,000 in its operating bank account and working capital of approximately $262,000 (not taking into account approximately $50,000 of taxes that may be paid using interest income from the Trust Account).

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity, the mandatory liquidation and the subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 17, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to consummate a Business Combination prior to the mandatory liquidation date.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to March 31, 2022 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2022, we had net income of approximately $5.8 million, which consisted of a non-operating gain of approximately $6.3 million resulting from the change in fair value of derivative warrant liabilities, and approximately $33,000 of income from investments held in Trust Account. which was offset by an operating loss of approximately $477,000. The loss from operations comprised of approximately $421,000 general and administrative expenses and approximately $56,000 in franchise tax expenses.

For the three months ended March 31, 2021, we had a net loss of approximately $2.5 million, which consisted of an operating loss of approximately $226,000, a non-operating loss of approximately $1.8 million resulting from the change in fair value of derivative warrant liabilities, a non-operating loss of approximately $561,000 for offering costs associated with derivative warrant liabilities, partially offset by approximately $10,000 of income from investments held in Trust Account. The loss from operations comprised of approximately $160,000 general and administrative expenses, approximately $18,000 in general and administrative expenses – related party and approximately $48,000 in franchise tax expenses.

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

We incurred approximately $0 and $18,000 in general and administrative expenses, related to these services, in the accompanying condensed statements of operations for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, the Company had accrued approximately $60,000 for services in connection with such agreement on the accompanying unaudited condensed balance sheets.

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

Class A common shares subject to possible redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 34,500,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our unaudited condensed balance sheets.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 14,625,000 Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim condensed financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of February 17, 2021 and its interim condensed financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A common stock and related accounts and disclosures that would result in a material misstatement of the condensed financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on February 16, 2021 and Form 10-K filed with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 6,000,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $9.0 million.

In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest bearing and payable on the consummation of the Initial Public Offering. As of March 31, 2022, the loan balance was $0.

Of the gross proceeds received from the Initial Public Offering and the full exercise of the option to purchase additional shares, $345.0 million was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the Private Placement are invested in U.S. government treasury bills with a maturity of 180 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

Dated: May 23, 2022	SOCIAL LEVERAGE ACQUISITION CORP I

	By:	/s/ Howard Lindzon
	Name:	Howard Lindzon
	Title:	Chief Executive Officer