Form 10-Q
period 2022-06-30
Social Leverage Acquisition Corp I
filed 2022-08-17
CIK 1834755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

SOCIAL LEVERAGE ACQUISITION CORP I

Form 10-Q

For the Quarter Ended June 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SOCIAL LEVERAGE ACQUISITION CORP I

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$134,143	$250,390
Prepaid expenses	296,497	469,528
Total current assets	430,640	719,918
Non-current assets:
Prepaid expenses (non-current)	-	56,316
Due from related parties	4,008	-
Investments held in Trust Account	345,524,198	345,034,062
Total Assets	$345,958,846	$345,810,296

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$333,688	$86,560
Accrued expenses	1,871,450	103,654
Income tax payable	44,608	-
Franchise tax payable	100,000	197,485
Total current liabilities	2,349,746	387,699
Deferred legal fees	152,224	152,224
Derivative warrant liabilities	2,193,750	12,138,750
Working capital loan	370,269	-
Deferred underwriting commissions	12,075,000	12,075,000
Total liabilities	17,140,989	24,753,673

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 34,500,000 shares at redemption value of $10.002 and $10.000 per share as of June 30, 2022 and December 31, 2021, respectively	345,076,540	345,000,000

Stockholders' Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; no non-redeemable shares issued and outstanding	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 as of June 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	-	-
Accumulated deficit	(16,259,546)	(23,944,240)
Total stockholders' deficit	(16,258,683)	(23,943,377)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$345,958,846	$345,810,296

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LEVERAGE ACQUISITION CORP I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$2,094,006	$180,160	$2,515,001	$339,538
General and administrative expenses - related party	-	25,028	-	43,361
Franchise tax expenses	50,000	49,314	105,565	97,584
Loss from operations	(2,144,006)	(254,502)	(2,620,566)	(480,483)
Other income (expenses):
Change in fair value of derivative warrant liabilities	3,656,250	2,193,750	9,945,000	438,750
Offering costs associated with derivative warrant liabilities	-	-	-	(560,750)
Interest on working capital loan - related party	(7,496)	-	(8,729)	-
Income from investments held in Trust Account	457,334	12,521	490,137	22,333
Net income (loss) before income taxes	1,962,082	1,951,769	7,805,842	(580,150)
Income tax expense	(44,608)	-	(44,608)	-
Net income (loss)	$1,917,474	$1,951,769	$7,761,234	$(580,150)

Weighted average shares outstanding of Class A common stock, basic and diluted	34,500,000	34,500,000	34,500,000	25,541,436

Basic and diluted net income (loss) per share, Class A common stock	$0.04	$0.05	$0.18	$(0.02)

Weighted average shares outstanding of Class B common stock, basic and diluted	8,625,000	8,625,000	8,625,000	8,332,873

Basic and diluted net income (loss) per share, Class B common stock	$0.04	$0.05	$0.18	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LEVERAGE ACQUISITION CORP I

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For The Three and Six Months Ended June 30, 2022 (Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	8,625,000	$863	$-	$(23,944,240)	$(23,943,377)
Net income	-	-	-	-	-	5,843,760	5,843,760
Balance - March 31, 2022 (Unaudited)	-	-	8,625,000	863	-	(18,100,480)	(18,099,617)
Remeasurement of Class A common stock subject to possible redemption amount	-	-	-	-	-	(76,540)	(76,540)
Net income	-	-	-	-	-	1,917,474	1,917,474
Balance - June 30, 2022 (Unaudited)	-	$-	8,625,000	$863	$-	$(16,259,546)	$(16,258,683)

For The Three and Six Months Ended June 30, 2021 (Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	8,625,000	$863	$24,137	$(507)	$24,493
Excess cash received over the fair value of the private warrants	-	-	-	-	2,280,000	-	2,280,000
Remeasurement of Class A common stock subject to possible redemption amount	-	-	-	-	(2,304,137)	(26,488,103)	(28,792,240)
Net loss	-	-	-	-	-	(2,531,919)	(2,531,919)
Balance - March 31, 2021 (Unaudited)	-	-	8,625,000	863	-	(29,020,529)	(29,019,666)
Net income	-	-	-	-	-	1,951,769	1,951,769
Balance - June 30, 2021 (Unaudited)	-	$-	8,625,000	$863	$-	$(27,068,760)	$(27,067,897)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LEVERAGE ACQUISITION CORP I

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$7,761,234	$(580,150)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(9,945,000)	(438,750)
Offering costs associated with derivative warrant liabilities	-	560,750
Income from investments held in Trust Account	(490,137)	(22,333)
Interest on working capital loan - related party	8,729	-
General and administrative expenses paid by related party under promissory note	-	43,467
Changes in operating assets and liabilities:
Prepaid expenses	229,347	(772,301)
Due from related parties	(4,008)	-
Accounts payable	247,128	9,668
Accrued expenses	1,767,797	51,000
Income tax payable	44,608	-
Franchise tax payable	(97,485)	97,584
Net cash used in operating activities	(477,787)	(1,051,065)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(345,000,000)
Net cash used in investing activities	-	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from working capital loan - related party	361,540	-
Proceeds received from initial public offering, gross	-	345,000,000
Proceeds received from private placement	-	9,000,000
Repayment of note payable to related party	-	(177,857)
Offering costs paid	-	(7,189,680)
Net cash provided by financing activities	361,540	346,632,463

Net change in cash	(116,247)	581,398

Cash - beginning of the period	250,390	-
Cash - end of the period	$134,143	$581,398

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$116,695
Offering costs paid by related party under promissory note	$-	$64,065
Outstanding accounts payable paid by related party under promissory note	$-	$26,700
Deferred legal fees	$-	$17,306
Deferred underwriting commissions in connection with the initial public offering	$-	$12,075,000
Remeasurement of Class A common stock subject to possible redemption	$76,540	$-

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from December 1, 2020 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and other income on investments of the proceeds derived from the Initial Public Offering.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $134,000 in its operating bank account and working capital deficit of approximately $1.8 million (not taking into account approximately $145,000 of taxes that may be paid using interest income from the Trust Account).

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s condensed financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

SOCIAL LEVERAGE ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 34,500,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. There was no non-redeemable Class A common stock issued or outstanding as of June 30, 2022 and December 31, 2021.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

SOCIAL LEVERAGE ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 14,625,000 Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022 and 2021. Remeasurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share of common stock:

	For The Three Months Ended June 30, 2022		For The Three Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$1,533,979	$383,495	$1,561,415	$390,354

Denominator:
Basic and diluted weighted average common stock outstanding	34,500,000	8,625,000	34,500,000	8,625,000

Basic and diluted net income per common stock	$0.04	$0.04	$0.05	$0.05

	For The Six Months Ended June 30, 2022		For The Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$6,208,987	$1,552,247	$(437,437)	$(142,713)

Denominator:
Basic and diluted weighted average common stock outstanding	34,500,000	8,625,000	25,541,436	8,332,873

Basic and diluted net income (loss) per common stock	$0.18	$0.18	$(0.02)	$(0.02)

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

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

In March 2022, the Company executed a Working Capital Loan (the “March 2022 Working Capital Loan”), bearing interest of 10% annually, providing the Company the ability to borrow up to $1.5 million. As of June 30, 2022 and December 31, 2021, the Company had $300,000 and $0 in borrowings under the March 2022 Working Capital Loan. As of June 30, 2022 and 2021, the Company had approximately $9,000 and $0 in interest earned on the March 2022 Working Capital Loan. The March 2022 Working Capital Loan has a conversion feature that is considered an embedded derivative, but the value is de minimus, as such, the March 2022 Working Capital Loan is presented at fair value on the accompanying condensed balance sheets.

In June 2022, the Sponsor and the Company executed another Working Capital Loan (the “June 2022 Working Capital Loan”), bearing interest of 10% annually, providing the Company the ability to borrow up to $400,000. As of June 30, 2022 and December 31, 2021, the Company had $61,540 and $0 in borrowings under the June 2022 Working Capital Loan. As of June 30, 2022 and 2021, the Company has approximately $0 and $0 in interest earned on the June 2022 Working Capital Loan.

Administrative Support Agreement and Certain Other Payments

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, support and administrative services. For the three months ended June 30, 2022 and 2021, the Company incurred expenses of approximately $0 and $25,000 under this agreement, included as general and administrative expenses, related party in the unaudited condensed statements of operations, respectively. For the six months ended June 30, 2022 and 2021, the Company incurred expenses of approximately $0 and $43,000 under this agreement, included as general and administrative expenses, related party in the unaudited condensed statements of operations, respectively. As of June 30, 2022 and December 31, 2021, the Company had accrued approximately $60,000, for services in connection with such agreement on the accompanying condensed balance sheets. In April 2022, the Sponsor terminated this agreement.

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

SOCIAL LEVERAGE ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $225,000 (“Deferred Legal Fees”). The deferred fee will become payable in the event that the Company completes a Business Combination. As of June 30, 2022 and December 31, 2021, there are deferred legal fees of approximately $152,000, recognized in connection with such services on the accompanying unaudited condensed balance sheets.

Note 6 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 34,500,000 shares of Class A common stock outstanding, all of which were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$345,000,000
Less:
Fair value of Public Warrants at issuance	(9,660,000)
Offering costs allocated to Class A common stock subject to possible redemption	(19,132,240)
Plus:
Remeasurement of Class A common stock subject to possible redemption amount	28,792,240
Class A common stock subject to possible redemption, December 31, 2021	345,000,000
Remeasurement of Class A common stock subject to possible redemption amount	76,540
Class A common stock subject to possible redemption, June 30, 2022	$345,076,540

SOCIAL LEVERAGE ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding. All shares of Class A common stock subject to possible redemption have been classified as temporary equity (see Note 6).

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of February 17, 2021, there were 8,625,000 shares of Class B common stock outstanding, which amount have been retroactively restated to reflect the stock split as discussed in Note 4. Of these, up to 1,125,000 shares of Class B common stock were subject to forfeiture, to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of shares of Class B common stock outstanding would collectively equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On February 17, 2021, the underwriter fully exercised its option to purchase additional Units; thus, these 1,125,000 shares of Class B common stock were no longer subject to forfeiture. There were 8,625,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021.

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

SOCIAL LEVERAGE ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 - Warrants

As of June 30, 2022 and December 31, 2021, the Company had 8,625,000 Public Warrants and 6,000,000 Private Placement Warrants outstanding.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money market funds	$345,524,198	$-	$-

Liabilities:
Derivative warrant liabilities - Public warrants	$1,293,750	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$900,000	$-

December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money market funds	$345,034,062	$-	$-

Liabilities:
Derivative warrant liabilities - Public warrants	$7,158,750	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$4,980,000	$-

SOCIAL LEVERAGE ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in April 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 measurement in April 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no transfers to/from Levels 1, 2, and 3 during the six months ended June 30, 2022.

For periods where no observable traded price is available, the Company utilized a Monte-Carlo simulation to estimate the fair value of the Public Warrants and used the Black-Scholes option pricing model to estimate the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The estimated fair value of the Public and Private Placement Warrants, prior to the Public Warrants being traded in an active market, was determined using Level 3 inputs. Inherent in a binomial lattice model are assumptions related to the Unit price, expected volatility, risk-free interest rate, term to expiration, and dividend yield. The Unit price is based on the publicly traded price of the Units as of the measurement date. The Company estimated the volatility for the Public and Private Placement Warrants based on the implied volatility from the traded prices of warrants issued by other special purpose acquisition companies. The risk-free interest rate is based on interpolated U.S. Treasury rates, commensurate with a similar term to the Public and Private Placement Warrants. The term to expiration was calculated as the contractual term of the Public and Private Placement Warrants, assuming one year to a Business Combination from the IPO date. Finally, the Company does not anticipate paying a dividend. Any changes in these assumptions can change the valuation significantly. For the three months ended June 30, 2022 and 2021, the Company recognized a gain/(loss) resulting from changes in the fair value of derivative warrant liabilities of approximately $3.7 million and $2.2 million, which is presented in the accompanying statements of operations, respectively. For the six months ended June 30, 2022 and 2021, the Company recognized a gain/(loss) resulting from changes in the fair value of derivative warrant liabilities of approximately $9.9 million and $0.4 million, which is presented in the accompanying statements of operations, respectively.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

Initial Fair Value
Exercise price	$11.50
Stock price	$9.72
Volatility	17.6%
Term (in years)	6.5
Risk-free rate	0.85%

There were no changes in fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the six months ended June 30, 2022. The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the six months ended June 30, 2021 is summarized as follows:

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

Proposed Business Combination

On July 31, 2022, the Company entered into a business combination agreement, by and among the Company, SLAC Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), and W3BCLOUD Holdings Inc. (“W3BCLOUD”) (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”). The Business Combination Agreement and the business combination were unanimously approved by the Company’s board of directors on July 8, 2022. If the Business Combination Agreement is approved by the Company's stockholders and the transactions contemplated by the Business Combination Agreement are consummated, Merger Sub will merge with and into W3BCLOUD (the “Merger”), with W3BCLOUD surviving the Merger as a wholly owned subsidiary of New W3BCLOUD (as defined below). In addition, upon the effectiveness of the Proposed Charter, the Company will be renamed W3BCLOUD, Inc. and is referred to herein as “New W3BCLOUD” following the consummation of the transactions (collectively, the “Business Combination”).

Refer to the Form 8-K, as filed with the Securities and Exchange Commission on August 1, 2022 for additional information.

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

Liquidity and Going Concern

As of June 30, 2022, we had approximately $134,000 in its operating bank account and working capital deficit of approximately $1.8 million (not taking into account approximately $145,000 of taxes that may be paid using interest income from the Trust Account).

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

Results of Operations

Our entire activity since inception up to June 30, 2022 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2022, we had net income of approximately $1,917,000, which consisted of a non-operating gain of approximately $3,656,000 resulting from the change in fair value of derivative warrant liabilities, and approximately $457,000 of income from investments held in Trust Account, which was offset by approximately $45,000 in income tax expenses, interest on working capital of approximately $7,000, and an operating loss of approximately $2,144,000. The loss from operations comprised of approximately $2,094,000 general and administrative expenses and approximately $50,000 in franchise tax expenses.

For the three months ended June 30, 2021, we had net income of approximately $1,952,000, which consisted of an operating loss of approximately $254,000, offset by a non-operating gain of approximately $2,194,000 resulting from the change in fair value of derivative warrant liabilities, and approximately $12,000 of income from investments held in Trust Account. The loss from operations comprised of approximately $180,000 general and administrative expenses, approximately $25,000 in general and administrative expenses - related party and approximately $49,000 in franchise tax expenses.

For the six months ended June 30, 2022, we had net income of approximately $7,761,000, which consisted of a non-operating gain of approximately $9,945,000 resulting from the change in fair value of derivative warrant liabilities, and approximately $490,000 of income from investments held in Trust Account, which was offset by approximately $45,000 in income tax expenses, interest on working capital of approximately $9,000, and an operating loss of approximately $2,621,000. The loss from operations comprised of approximately $2,515,000 general and administrative expenses and approximately $106,000 in franchise tax expenses.

For the six months ended June 30, 2021, we had a net loss of approximately $580,000, which consisted of an operating loss of approximately $480,000, a non-operating loss of approximately $561,000 for offering costs associated with derivative warrant liabilities, offset by a non-operating gain of approximately $439,000 resulting from the change in fair value of derivative warrant liabilities, and approximately $22,000 of income from investments held in Trust Account. The loss from operations comprised of approximately $340,000 general and administrative expenses, approximately $43,000 in general and administrative expenses - related party and approximately $98,000 in franchise tax expenses.

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

For the three months ended June 30, 2022 and 2021, we incurred expenses of approximately $0 and $25,000 under this agreement, included as general and administrative expenses, related party in the unaudited condensed statements of operations, respectively. For the six months ended June 30, 2022 and 2021, we incurred expenses of approximately $0 and $43,000 under this agreement, included as general and administrative expenses, related party in the unaudited condensed statements of operations, respectively. As of June 30, 2022 and December 31, 2021, we had accrued approximately $60,000, for services in connection with such agreement on the accompanying condensed balance sheets. In April 2022, the Sponsor terminated this agreement.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 14,625,000 Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for us in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. We are still evaluating the impact of this pronouncement on the condensed financial statements.

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.

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

In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest bearing and payable on the consummation of the Initial Public Offering. As of June 30, 2022, the loan balance was $0.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1*	Convertible Promissory Note, dated as of March 16, 2022, by and between the Company and Social Leverage Capital Fund IV, LP
10.2*	Promissory Note, dated as of June 30, 2022, by and between the Company and the Sponsor
10.3*	Form of Promissory Note, by and between the Sponsor and the individuals to be listed therein
31.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chairman of the Board of Directors (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chairman of the Board of Directors (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 15, 2022	SOCIAL LEVERAGE ACQUISITION CORP I

	By:	/s/ Howard Lindzon
	Name:	Howard Lindzon
	Title:	Chief Executive Officer