Form 10-Q
period 2022-09-30
Social Leverage Acquisition Corp I
filed 2022-11-14
CIK 1834755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to___________

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

As of November 14, 2022, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

SOCIAL LEVERAGE ACQUISITION CORP I

Form 10-Q

For the Quarter Ended September 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SOCIAL LEVERAGE ACQUISITION CORP I

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$526,866	$250,390
Prepaid expenses	198,073	469,528
Total current assets	724,939	719,918
Non-current assets:
Prepaid expenses (non-current)	-	56,316
Due from related parties	15,317	-
Investments held in Trust Account	346,725,769	345,034,062
Total Assets	$347,466,025	$345,810,296

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$411,764	$86,560
Accrued expenses	3,008,550	103,654
Income tax payable	426,224	-
Franchise tax payable	27,600	197,485
Total current liabilities	3,874,138	387,699
Deferred legal fees	152,224	152,224
Derivative warrant liabilities	3,363,750	12,138,750
Working capital loan	724,162	-
Deferred underwriting commissions	12,075,000	12,075,000
Total liabilities	20,189,274	24,753,673

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 34,500,000 shares at redemption value of $10.035 and $10.000 per share as of September 30, 2022 and December 31, 2021, respectively	346,211,945	345,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; no non-redeemable shares issued and outstanding	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 as of September 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	-	-
Accumulated deficit	(18,936,057)	(23,944,240)
Total stockholders’ deficit	(18,935,194)	(23,943,377)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$347,466,025	$345,810,296

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOCIAL LEVERAGE ACQUISITION CORP I

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$1,490,810	$214,317	$4,005,811	$553,855
General and administrative expenses - related party	-	25,041	-	68,402
Franchise tax expenses	50,000	49,863	155,565	147,447
Loss from operations	(1,540,810)	(289,221)	(4,161,376)	(769,704)
Other income (expenses):
Change in fair value of derivative warrant liabilities	(1,170,000)	3,802,500	8,775,000	4,241,250
Offering costs associated with derivative warrant liabilities	-	-	-	(560,750)
Interest on working capital loan - related party	(15,701)	-	(24,430)	-
Income from investments held in Trust Account	1,567,021	4,440	2,057,158	26,773
Net income (loss) before income taxes	(1,159,490)	3,517,719	6,646,352	2,937,569
Income tax expense	(381,616)	-	(426,224)	-
Net income (loss)	$(1,541,106)	$3,517,719	$6,220,128	$2,937,569

Weighted average shares outstanding of Class A common stock, basic and diluted	34,500,000	34,500,000	34,500,000	34,500,000

Basic and diluted net income (loss) per share, Class A common stock	$(0.04)	$0.08	$0.14	$0.07

Weighted average shares outstanding of Class B common stock, basic and diluted	8,625,000	8,625,000	8,625,000	8,431,319

Basic and diluted net income (loss) per share, Class B common stock	$(0.04)	$0.08	$0.14	$0.07

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOCIAL LEVERAGE ACQUISITION CORP I

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For The Three and Nine Months Ended September 30, 2022 (Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	8,625,000	$863	$-	$(23,944,240)	$(23,943,377)
Net income	-	-	-	-	-	5,843,760	5,843,760
Balance - March 31, 2022	-	-	8,625,000	863	-	(18,100,480)	(18,099,617)
Remeasurement of Class A common stock subject to possible redemption value	-	-	-	-	-	(76,540)	(76,540)
Net income	-	-	-	-	-	1,917,474	1,917,474
Balance - June 30, 2022	-	-	8,625,000	863	-	(16,259,546)	(16,258,683)
Remeasurement of Class A common stock subject to possible redemption value	-	-	-	-	-	(1,135,405)	(1,135,405)
Net loss	-	-	-	-	-	(1,541,106)	(1,541,106)
Balance - September 30, 2022	-	$-	8,625,000	$863	$-	$(18,936,057)	$(18,935,194)

For The Three and Nine Months Ended September 30, 2021 (Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	8,625,000	$863	$24,137	$(507)	$24,493
Excess cash received over the fair value of the private warrants	-	-	-	-	2,280,000	-	2,280,000
Remeasurement of Class A common stock subject to possible redemption value	-	-	-	-	(2,304,137)	(26,488,103)	(28,792,240)
Net loss	-	-	-	-	-	(2,531,919)	(2,531,919)
Balance - March 31, 2021	-	-	8,625,000	863	-	(29,020,529)	(29,019,666)
Net income	-	-	-	-	-	1,951,769	1,951,769
Balance - June 30, 2021	-	-	8,625,000	863	-	(27,068,760)	(27,067,897)
Net income	-	-	-	-	-	3,517,719	3,517,719
Balance - September 30, 2021	-	$-	8,625,000	$863	$-	$(23,551,041)	$(23,550,178)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOCIAL LEVERAGE ACQUISITION CORP I

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$6,220,128	$2,937,569
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(8,775,000)	(4,241,250)
Offering costs associated with derivative warrant liabilities	-	560,750
Income from investments held in Trust Account	(2,057,158)	(26,772)
Interest on working capital loan - related party	24,430	-
General and administrative expenses paid by related party under promissory note	-	43,466
Changes in operating assets and liabilities:
Prepaid expenses	327,771	(646,749)
Due from related parties	(15,317)	-
Accounts payable	325,204	46,210
Accrued expenses	2,904,897	31,439
Income tax payable	426,224	-
Franchise tax payable	(169,885)	147,447
Net cash used in operating activities	(788,706)	(1,147,890)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(345,000,000)
Investment income released from Trust Account to pay for franchise taxes	365,450	-
Net provided by (cash used) in investing activities	365,450	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from working capital loan - related party	699,732	-
Proceeds received from initial public offering, gross	-	345,000,000
Proceeds received from private placement	-	9,000,000
Repayment of note payable to related party	-	(177,857)
Offering costs paid	-	(7,196,375)
Net cash provided by financing activities	699,732	346,625,768

Net change in cash	276,476	477,878

Cash - beginning of the period	250,390	-
Cash - end of the period	$526,866	$477,878

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$110,000
Offering costs paid by related party under promissory note	$-	$64,065
Outstanding accounts payable paid by related party under promissory note	$-	$26,700
Deferred legal fees	$-	$17,306
Deferred underwriting commissions in connection with the initial public offering	$-	$12,075,000
Remeasurement of Class A common stock subject to possible redemption amount	$1,211,945	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOCIAL LEVERAGE ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from December 1, 2020 (inception) through September 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and other income on investments of the proceeds derived from the Initial Public Offering.

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

SOCIAL LEVERAGE ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

SOCIAL LEVERAGE ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $527,000 in its operating bank account and working capital deficit of approximately $2.7 million (not taking into account approximately $454,000 of taxes that may be paid using income from the Trust Account).

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity, the mandatory liquidation and the subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 17, 2023. The condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to consummate a Business Combination prior to the mandatory liquidation date.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 global pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statement. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these consolidated financial statements. The specific impact on the Company’s condensed financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed consolidated financial statements.

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into federal law. The Inflation Reduction Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

SOCIAL LEVERAGE ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Proposed Business Combination

On July 31, 2022, the Company entered into a business combination agreement, by and among the Company, SLAC Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), and W3BCLOUD Holdings Inc. (“W3BCLOUD”) (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”). The Business Combination Agreement and the business combination were unanimously approved by the Company’s board of directors on July 8, 2022. If the Business Combination Agreement is approved by the Company’s stockholders and the transactions contemplated by the Business Combination Agreement are consummated, Merger Sub will merge with and into W3BCLOUD (the “Merger”), with W3BCLOUD surviving the Merger as a wholly owned subsidiary of New W3BCLOUD (as defined below). In addition, upon the effectiveness of the Proposed Charter, the Company will be renamed W3BCLOUD, Inc. and is referred to herein as “New W3BCLOUD” following the consummation of the transactions (collectively, the “Business Combination”).

Refer to the Form 8-K, as filed with the Securities and Exchange Commission on August 1, 2022 for additional information.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022.

Principles of Consolidation

The consolidated financial statements of the Company include its wholly-owned subsidiaries in connection with the Proposed Business Combination. All inter-company accounts and transactions are eliminated in consolidation.

SOCIAL LEVERAGE ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

SOCIAL LEVERAGE ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” equals or approximate the carrying amounts represented in the condensed consolidated balance sheets.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the condensed consolidated statements of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering and exercise of the over-allotment option. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

SOCIAL LEVERAGE ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 34,500,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets. There was no non-redeemable Class A common stock issued or outstanding as of September 30, 2022 and December 31, 2021.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

SOCIAL LEVERAGE ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 14,625,000 Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2022 and 2021. Remeasurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share of common stock:

	For The Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$(1,232,885)	$(308,221)	$2,814,175	$703,544

Denominator:
Basic and diluted weighted average common stock outstanding	34,500,000	8,625,000	34,500,000	8,625,000

Basic and diluted net income (loss) per common stock	$(0.04)	$(0.04)	$0.08	$0.08

	For The Nine Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$4,976,102	$1,244,026	$2,360,657	$576,912

Denominator:
Basic and diluted weighted average common stock outstanding	34,500,000	8,625,000	34,500,000	8,431,319

Basic and diluted net income per common stock	$0.14	$0.14	$0.07	$0.07

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual consolidated financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed consolidated financial statements.

SOCIAL LEVERAGE ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

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

SOCIAL LEVERAGE ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2022, the Company executed a Working Capital Loan (the “March 2022 Working Capital Loan”), bearing interest of 10% annually, providing the Company the ability to borrow up to $1.5 million. As of September 30, 2022 and December 31, 2021, the Company had $300,000 and $0 in borrowings under the March 2022 Working Capital Loan. As of September 30, 2022 and 2021, the Company had approximately $16,000 and $0 in interest earned on the March 2022 Working Capital Loan. The March 2022 Working Capital Loan has a conversion feature that is considered an embedded derivative, but the value is de minimus, as such, the March 2022 Working Capital Loan is presented at fair value on the accompanying condensed consolidated balance sheets.

In June 2022, the Sponsor and the Company executed another Working Capital Loan (the “June 2022 Working Capital Loan”), bearing interest of 10% annually, providing the Company the ability to borrow up to $400,000. As of September 30, 2022 and December 31, 2021, the Company had approximately $400,000 and $0 in borrowings under the June 2022 Working Capital Loan. As of September 30, 2022 and 2021, the Company had approximately $8,000 and $0 in interest earned on the June 2022 Working Capital Loan.

Administrative Support Agreement and Certain Other Payments

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, support and administrative services. For the three months ended September 30, 2022 and 2021, the Company incurred expenses of approximately $0 and $25,000 under this agreement, included as general and administrative expenses, related party in the unaudited condensed consolidated statements of operations, respectively. For the nine months ended September 30, 2022 and 2021, the Company incurred expenses of approximately $0 and $68,000 under this agreement, included as general and administrative expenses, related party in the unaudited condensed consolidated statements of operations, respectively. As of September 30, 2022 and December 31, 2021, the Company had accrued approximately $60,000, for services in connection with such agreement on the accompanying condensed consolidated balance sheets. In April 2022, the Sponsor terminated this agreement.

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

SOCIAL LEVERAGE ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $225,000 (“Deferred Legal Fees”). The deferred fee will become payable in the event that the Company completes a Business Combination. As of September 30, 2022 and December 31, 2021, there are deferred legal fees of approximately $152,000, recognized in connection with such services on the accompanying unaudited condensed consolidated balance sheets.

Note 6 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 34,500,000 shares of Class A common stock outstanding, all of which were subject to possible redemption and are classified outside of permanent equity in the condensed consolidated balance sheets.

The Class A common stock subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$345,000,000
Less:
Fair value of Public Warrants at issuance	(9,660,000)
Offering costs allocated to Class A common stock subject to possible redemption	(19,132,240)
Plus:
Remeasurement of Class A common stock subject to possible redemption amount	28,792,240
Class A common stock subject to possible redemption, December 31, 2021	345,000,000
Remeasurement of Class A common stock subject to possible redemption value	1,211,945
Class A common stock subject to possible redemption, September 30, 2022	$346,211,945

SOCIAL LEVERAGE ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding. All shares of Class A common stock subject to possible redemption have been classified as temporary equity (see Note 6).

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of February 17, 2021, there were 8,625,000 shares of Class B common stock outstanding, which amount have been retroactively restated to reflect the stock split as discussed in Note 4. Of these, up to 1,125,000 shares of Class B common stock were subject to forfeiture, to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of shares of Class B common stock outstanding would collectively equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On February 17, 2021, the underwriter fully exercised its option to purchase additional Units; thus, these 1,125,000 shares of Class B common stock were no longer subject to forfeiture. There were 8,625,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021.

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

Note 8 - Warrants

As of September 30, 2022 and December 31, 2021, the Company had 8,625,000 Public Warrants and 6,000,000 Private Placement Warrants outstanding.

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

SOCIAL LEVERAGE ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

SOCIAL LEVERAGE ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money market funds	$346,725,769	$-	$-

Liabilities:
Derivative warrant liabilities - Public warrants	$1,983,750	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$1,380,000	$-

SOCIAL LEVERAGE ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money market funds	$345,034,062	$-	$-

Liabilities:
Derivative warrant liabilities - Public warrants	$7,158,750	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$4,980,000	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in April 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 measurement in April 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no transfers to/from Levels 1, 2, and 3 during the nine months ended September 30, 2022.

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

For the three months ended September 30, 2022 and 2021, the Company recognized a gain/(loss) resulting from changes in the fair value of derivative warrant liabilities of approximately $1.2 million and $3.8 million, which is presented in the accompanying consolidated statements of operations, respectively. For the nine months ended September 30, 2022 and 2021, the Company recognized a gain/(loss) resulting from changes in the fair value of derivative warrant liabilities of approximately $8.8 million and $4.2 million, which is presented in the accompanying consolidated statements of operations, respectively.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

Initial Fair Value
Exercise price	$11.50
Stock price	$9.72
Volatility	17.6%
Term (in years)	6.5
Risk-free rate	0.85%

SOCIAL LEVERAGE ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were no changes in fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the nine months ended September 30, 2022. The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the nine months ended September 30, 2021 is summarized as follows:

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

Note 10 - Subsequent Events

The Company has evaluated subsequent events and transactions that occurred up to the date the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Social Leverage Acquisition Corp I,” “Social Leverage,” “our,” “us” or “we” refer to Social Leverage Acquisition Corp I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Liquidity and Going Concern

As of September 30, 2022, we had approximately $527,000 in its operating bank account and working capital deficit of approximately $2.7 million (not taking into account approximately $454,000 of taxes that may be paid using income from the Trust Account).

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity, the mandatory liquidation and the subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 17, 2023. The condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to consummate a Business Combination prior to the mandatory liquidation date.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to September 30, 2022 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2022, we had net loss of approximately $1,541,000, which consisted of approximately $382,000 in income tax expenses, interest expense on working capital loan of approximately $16,000, and an operating loss of approximately $1,541,000. The loss from operations comprised of approximately $1,491,000 general and administrative expenses and approximately $50,000 in franchise tax expenses, which was offset by a non-operating loss of $1,170,000 resulting from the change in fair value of derivative warrant liabilities, and approximately $1,567,000 of income from investments held in Trust Account

For the three months ended September 30, 2021, we had net income of approximately $3.5 million, which consisted of non-operating gain of approximately $3.8 million resulting from the change in fair value of derivative warrant liabilities, and approximately $4,000 of income from investments held in Trust Account, offset by an operating loss of approximately $289,000. The loss from operations comprised of approximately $214,000 general and administrative expenses, approximately $25,000 in general and administrative expenses - related party and approximately $50,000 in franchise tax expenses.

For the nine months ended September 30, 2022, we had net income of approximately $6,220,000, which consisted of a non-operating gain of $8,775,000 resulting from the change in fair value of derivative warrant liabilities, and approximately $2,057,000 of income from investments held in Trust Account, which was offset by approximately $426,000 in income tax expenses, interest expense on working capital loan of approximately $24,000, and an operating loss of approximately $4,161,000. The loss from operations comprised of approximately $4,006,000 general and administrative expenses and approximately $156,000 in franchise tax expenses.

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

For the three months ended September 30, 2022 and 2021, we incurred expenses of approximately $0 and $25,000 under this agreement, included as general and administrative expenses, related party in the unaudited condensed consolidated statements of operations, respectively. For the nine months ended September 30, 2022 and 2021, we incurred expenses of approximately $0 and $68,000 under this agreement, included as general and administrative expenses, related party in the unaudited condensed consolidated statements of operations, respectively. In April 2022, the Sponsor terminated this agreement.

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

Class A common shares subject to possible redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 34,500,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our unaudited condensed consolidated balance sheets.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 14,625,000 Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for us in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual consolidated financial statements that have not yet been issued or made available for issuance. We are still evaluating the impact of this pronouncement on the condensed consolidated financial statements.

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the condensed consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of September 30, 2022, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2022 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on February 16, 2021 and Form 10-K filed with the SEC on March 31, 2022, except for the below risk factor. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings.

The Excise Tax included in the Inflation Reduction Act of 2022 may hinder our ability to consummate an initial Business Combination and decrease the amount of funds available for distribution in connection with a liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on the New York Stock Exchange, we are a “covered corporation” within the meaning of the Inflation Reduction Act, and while not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial Business Combination and any amendment to our certificate of incorporation to extend the time to consummate an initial Business Combination, unless an exemption is available. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial Business Combination. Further, the application of the Excise Tax in the event of a liquidation is uncertain absent further guidance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 6,000,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $9.0 million.

In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest bearing and payable on the consummation of the Initial Public Offering. As of September 30, 2022, the loan balance was $0.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1*	Convertible Promissory Note, dated as of March 16, 2022, by and between the Company and Social Leverage Capital Fund IV, LP
10.2*	Promissory Note, dated as of June 30, 2022, by and between the Company and the Sponsor
10.3*	Form of Promissory Note, by and between the Sponsor and the individuals to be listed therein
31.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chairman of the Board of Directors (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chairman of the Board of Directors (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed previously.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 14, 2022	SOCIAL LEVERAGE ACQUISITION CORP I

	By:	/s/ Howard Lindzon
	Name:	Howard Lindzon
	Title:	Chief Executive Officer