Form 10-K
period 2022-12-31
Social Leverage Acquisition Corp I
filed 2023-03-29
CIK 1834755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
To
Commission File No. 001-40059

Social Leverage Acquisition Corp I
(Exact name of registrant as specified in its charter)

Delaware	85-4095616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8390 E. Via de Ventura, Suite F110-207 Scottsdale, Arizona	85258
(Address of Principal Executive Offices)	(Zip Code)

(302) 492-7522
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-fourth of one redeemable warrant	SLAC.U	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	SLAC	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	SLAC WS	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

The aggregate market value of the Registrant’s Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed as of June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter), was approximately $338,790,000.

As of March 28, 2023, there were 1,652,286 shares of the Registrant’s Shares of Class A common stock and 8,625,000 of the Registrant’s Shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

SOCIAL LEVERAGE ACQUISITION CORP I
FORM 10-K
TABLE OF CONTENTS

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, including with respect to our recently announced proposed Business Combination with W3BCLOUD Holdings Inc. (“W3BCLOUD”). These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no operating revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial Business Combination, including our recently announced proposed Business Combination with W3BCLOUD;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial Business Combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, global hostilities, natural disasters or a significant outbreak of other infectious diseases);

●	the ability of our directors and officers to generate a number of potential Business Combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	our financial performance; and

●	the other risks and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”), including in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form S-4 that we will file with the SEC relating to our proposed Business Combination with W3BCLOUD (the “W3BCLOUD Disclosure Statement”).

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

ii

Part I.

References in this Annual Report on Form 10-K (this “Annual Report”) to “we,” “us,” “our” or the “Company” are to Social Leverage Acquisition Corp I, a blank check company incorporated as a Delaware corporation. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Social Leverage Acquisition Sponsor I LLC, a Delaware limited liability company and references to “Social Leverage” refer to Social Leverage LLC, a Delaware limited liability company, and its affiliated entities and funds, excluding our Company and our Sponsor. References to our “initial stockholders” refer to our Sponsor and the other holders (if any) of our founder shares prior to our initial public offering.

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

We intend to effectuate a Business Combination using the proceeds from the Initial Public Offering and Private Placement, and from additional issuances, if any, of our capital stock and our debt, or a combination of cash, stock and debt. We have not engaged in, and we will not engage in, any operations until we complete a Business Combination, and we have not generated any operating revenue to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. Our entire activity since inception through December 31, 2022 was related to our formation, the preparation for the Initial Public Offering, and following the closing of the Initial Public Offering, the search for a prospective initial Business Combination. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.

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

If we are unable to complete a Business Combination within 27 months from the closing of the Initial Public Offering, or May 17, 2023 (which was extended from February 17, 2023 by vote of our stockholders) (as such period may be extended by the Company’s stockholders in accordance with the Amendment to the Amended and Restated Certificate of Incorporation, dated December 21, 2022 (the “Amended and Restated Certificate of Incorporation”), the “Combination Period”), we will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds in the Trust Account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Proposed W3BCLOUD Business Combination

On July 31, 2022, we entered into a business combination agreement, by and among, us, SLAC Merger Sub, Inc., a wholly owned subsidiary (“Merger Sub”), and W3BCLOUD Holdings Inc. (“W3BCLOUD”) (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”). The Business Combination Agreement and the business combination were unanimously approved by our board of directors on July 8, 2022. If the Business Combination Agreement is approved by our stockholders and the transactions contemplated by the Business Combination Agreement are consummated, Merger Sub will merge with and into W3BCLOUD (the “Merger”), with W3BCLOUD surviving the Merger as a wholly owned subsidiary of New W3BCLOUD (as defined below). In addition, upon the effectiveness of the Charter Amendment (as defined below), we will be renamed W3BCLOUD, Inc. and is referred to herein as “New W3BCLOUD” following the consummation of the transactions (collectively, the “W3BCLOUD Business Combination”).

For more information about the Business Combination Agreement and the proposed W3BCLOUD Business Combination, see our Current Report on Form 8-K filed with the SEC on August 1, 2022 and the W3BCLOUD Disclosure Statement that we will file with the SEC. Unless specifically stated, this Annual Report does not give effect to the proposed W3BCLOUD Business Combination and does not contain the risks associated with the proposed W3BCLOUD Business Combination. Such risks and effects relating to the proposed W3BCLOUD Business Combination will be included in the W3BCLOUD Disclosure Statement.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general criteria as well as other considerations and factors that our management team and advisors may deem relevant. In the event that we decide to enter into an initial Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial Business Combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

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

Past experience or performance of Social Leverage, or any of its funds, investments or portfolio companies, or our Sponsor, directors or management team or their respective affiliates is not a guarantee of either (1) our ability to successfully identify and execute a transaction or (2) success with respect to any Business Combination that we may consummate. You should not rely on the historical record of Social Leverage, or any of its funds, investments or portfolio companies, or our Sponsor, directors or management team or their respective affiliates as indicative of future performance. See Item 1.A. “Risk Factors - Past performance by Social Leverage, or any of its funds, investments or portfolio companies, or our sponsor, directors or management team or their respective affiliates may not be indicative of future performance of an investment in the company.” Neither our Sponsor nor any member of our management team has any experience operating special purpose acquisition companies.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity subject to his or her fiduciary duties. As a result, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will need to honor such fiduciary or contractual obligations to present such Business Combination opportunity to such entity before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial Business Combination. Our Amended and Restated Certificate of Incorporation provides that we renounce our interest in any Business Combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

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

Our directors and officers are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. See Item 1.A.: “Risk Factors - Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

Initial Business Combination

Nasdaq Stock Market LLC (the “Nasdaq”) listing rules require that our initial Business Combination must be with one or more target businesses with an aggregate fair market value equal to at least 80% of the assets held in the Trust Account (excluding any deferred underwriters fees and taxes payable on the income earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial Business Combination. We refer to this as the 80% fair market value test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination, although there is no assurance that will be the case.

We anticipate structuring our initial Business Combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to our initial Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target business or issue a substantial number of new shares to third parties in connection with financing our initial Business Combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial Business Combination could own less than a majority of our issued and outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of fair market value test. If our initial Business Combination involves more than one target business, the 80% of fair market value test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of fair market value test.

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for Business Combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing Business Combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds from our Initial Public Offering and Private Placement, if the proposed W3BCLOUD Business Combination is not consummated, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources and the time limitation contained in our Amended and Restated Certificate of Incorporation. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial Business Combination and we are obligated to pay cash for our shares of Class A common stock, it will potentially reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not completed our initial Business Combination within the required time period, our public stockholders may receive only approximately $10.00 per share or less in certain circumstances on the liquidation of our Trust Account and our warrants will expire worthless.

Human Capital

We currently have three officers and do not intend to have any full-time employees prior to the completion of our initial Business Combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that any such person will devote in any time period will vary based on the status of the proposed W3BCLOUD Business Combination and, if the proposed W3BCLOUD Business Combination is not consummated, whether a different target business has been selected for our initial Business Combination and the current stage of the Business Combination process.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results. For risk factors related to the proposed W3BCLOUD Business Combination, see the “Risk Factors” section of the W3BCLOUD Disclosure Statement that we will file with the SEC.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public stockholders may not be afforded an opportunity to vote on our initial Business Combination, which means we may complete our initial Business Combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial Business Combination unless the Business Combination would require stockholder approval under applicable law or stock exchange rules or if we decide to hold a stockholder vote for business or other reasons. For instance, the rules of Nasdaq currently allow us to engage in a tender offer in lieu of a stockholder meeting, but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any Business Combination. Therefore, if we were structuring a Business Combination that required us to issue more than 20% of our issued and outstanding shares, we would seek stockholder approval of such Business Combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed Business Combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial Business Combination even if holders of a majority of the issued and outstanding shares of common stock do not approve of the Business Combination we consummate.

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

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination within 27 months from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the end of the time frame. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

In July 2021, the SEC charged a Special Purpose Acquisition Company (“SPAC”) for misleading disclosures, which could have been corrected with more adequate due diligence, and obtained substantial relief against the SPAC and its sponsor. Although we will invest in due diligence efforts and commit management time and resources to such efforts, there can be no assurance that our due diligence will unveil all potential issues with a target business and that we or our sponsor will not become subject to regulatory actions related to such efforts.

We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Amended and Restated Certificate of Incorporation provides that we must complete our initial Business Combination within 27 months from the closing of the Initial Public Offering. We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the equity and debt markets and the other risks described herein, including as a result of terrorist attacks, global hostilities, natural disasters or a significant outbreak of infectious diseases. For example, the COVID-19 pandemic continues both in the U.S. and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic and other events (such as terrorist attacks, global hostilities, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. It may also have the effect of heightening many of the other risks described herein, such as those related to the market for our securities and cross-border transactions.

If we have not completed our initial Business Combination within such time period or during any extended time that we have to consummate a business combination beyond 27 months as a result of a stockholder vote to amend our Amended and Restated Certificate of Incorporation (an “Extension Period”), we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds in the Trust Account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. See Item 1A. “Risk Factors - If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the COVID-19 pandemic and other events and the status of debt and equity markets.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, global hostilities, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we may consummate a Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete an initial Business Combination if concerns relating to COVID-19 or other events restrict travel, limit the ability to have meetings with potential investors, limit the ability to conduct due diligence or limit the ability of a potential target company’s personnel, vendors and services providers to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for an initial Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of and perceptions of COVID-19 and its variants and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern (such as terrorist attacks, global hostilities, natural disasters or a significant outbreak of other infectious diseases) continue, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

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

In particular, in response to Russia’s invasion of Ukraine, the United States, the European Union, and several other countries are imposing far-reaching sanctions and export control restrictions on Russian entities and individuals. This rising conflict and the resulting market volatility could adversely affect global economic, political and market conditions. Additionally, tensions between the United States and China have led to increased tariffs and trade restrictions. The United States has imposed economic sanctions on certain Chinese individuals and entities and restrictions on the export of U.S.-regulated products and technology to certain Chinese technology companies. These and other global and regional conditions may adversely impact our business and our ability to find an attractive target business with which to consummate our initial Business Combination.

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

We are exempt from certain rules promulgated by the SEC related to certain blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial Business Combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering was subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial Business Combination.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for Business Combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing Business Combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial Business Combination and we are obligated to pay cash for our shares of Class A common stock, it will potentially reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not completed our initial Business Combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See Item 1A “Risk Factors - If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Due to the number of special purpose acquisition companies, there may be more competition to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination and/or complete our initial Business Combination.

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

If the funds not being held in the Trust Account are insufficient to allow us to operate for at least the 27 months following the closing of the Initial Public Offering, we may be unable to complete our initial Business Combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 27 months following the closing of the Initial Public Offering, assuming that our initial Business Combination is not completed during that time. We have incurred and expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through potential loans from certain of our affiliates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

Of the funds available to us, we could use a portion of the funds to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial Business Combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See Item 1.A. “Risk Factors - If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not completed our initial Business Combination within the required time period, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors.

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Our Sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial Business Combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share. Negative interest rates could also reduce the amount of funds we have available to complete our initial Business Combination.

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

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any liquidation claims deplete the Trust Account, the per-share amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations to which we are currently not subject.

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

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements, our Business Combination may be contingent on our ability to comply with certain laws and regulations and any post-Business Combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and government policies, and including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which special purpose acquisition companies could become subject to regulation under the Investment Company Act. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

If we have not completed our initial Business Combination within 27 months of the closing of the Initial Public Offering or during any Extension Period, our public stockholders may be forced to wait beyond such 27 months before redemption from our Trust Account.

If we have not completed our initial Business Combination within 27 months from the closing of the Initial Public Offering or during any Extension Period, we will distribute the aggregate amount then on deposit in the Trust Account, including interest earned on the funds in the Trust Account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public stockholders from the Trust Account shall be effected automatically by function of our Amended and Restated Certificate of Incorporation prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution will be subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In that case, investors may be forced to wait beyond the initial 27 months before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial Business Combination or amend certain provisions of our Amended and Restated Certificate of Incorporation and then only in cases where investors have properly sought to redeem their shares of Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we have not completed our initial Business Combination within the required time period and do not amend certain provisions of our Amended and Restated Certificate of Incorporation prior thereto.

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

However, it is our intention to redeem our public shares as soon as reasonably possible following the 27th month from the closing of the Initial Public Offering (or the end of any Extension Period) in the event we do not complete our initial Business Combination and, therefore, we do not intend to comply with the foregoing procedures.

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

In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq, and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of our initial Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. Until we hold an annual meeting of stockholders, public stockholders may not be afforded the opportunity to discuss company affairs with management. In addition, prior to our initial Business Combination, (a) as holders of our Class A common stock, our public stockholders will not have the right to vote on the election of our directors and (b) holders of a majority of the issued and outstanding shares of our Class B common stock may remove a member of our board of directors for any reason.

The grant of registration rights to our initial stockholders and their permitted transferees may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to a registration rights agreement entered into in connection with the Initial Public Offering, at or after the time of our initial Business Combination, our initial stockholders and their permitted transferees can demand that we register the resale of their founder shares after those shares convert to shares of our Class A common stock. In addition, our Sponsor and its permitted transferees can demand that we register the resale of the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the shares of Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the shares of common stock owned by our initial stockholders or their permitted transferees, our Private Placement Warrants or warrants issued in connection with working capital loans are registered for resale.

Because we are not limited to a particular industry, sector or geographic area or any specific target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a Business Combination with an operating company of any size (subject to our satisfaction of the 80% fair market value test) and in any industry, sector or geographic area. However, we will not, under our Amended and Restated Certificate of Incorporation, be permitted to effectuate our initial Business Combination solely with another blank check company or similar company with nominal operations. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to our investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any stockholder or warrant holder who chooses to remain a stockholder or warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such stockholders and warrant holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in acquisition targets that may be outside of our management’s areas of expertise.

We will consider a Business Combination outside of our management’s areas of expertise if such Business Combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

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

We may engage the underwriters from our Initial Public Offering or any of their affiliates to provide additional services to us. The underwriters are entitled to receive deferred commissions that will be released from the Trust Account only on the completion of an initial Business Combination. These financial incentives may cause the underwriters to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering.

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

Our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 80,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. As of December 31, 2022, there were 30,875,000 and 11,375,000 authorized but unissued shares of Class A and Class B common stock, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B common stock. Shares of Class B common stock are convertible into shares of our Class A common stock, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2022, there were no preferred shares issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock, and may issue shares of preferred stock, in order to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue shares of Class A common stock to redeem the warrants or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our Amended and Restated Certificate of Incorporation. However, our Amended and Restated Certificate of Incorporation provides, among other things, that prior to our initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote pursuant to our Amended and Restated Certificate of Incorporation on any initial Business Combination or any amendments to our Amended and Restated Certificate of Incorporation. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of public investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of common stock if shares of preferred stock are issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our Units, Class A common stock and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

We may reincorporate in another jurisdiction in connection with our initial Business Combination and such reincorporation may result in taxes imposed on stockholders or warrant holders.

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

In light of the involvement of our Sponsor, directors and officers with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, directors and officers. Certain of our directors and officers also serve as officers and board members for other entities, including those described under “Item 10. Directors, Executive Officers and Corporate Governance – Conflicts of Interest.” Such entities may compete with us for Business Combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a Business Combination and such transaction was approved by a majority of our independent and disinterested directors.

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

The founder shares are identical to the shares of Class A common stock included in the Units except that: (1) prior to our initial Business Combination, only holders of our Class B common stock have the right to vote on the election of directors and holders of a majority of our outstanding shares of Class B common stock may remove a member of the board of directors for any reason; (2) the founder shares are subject to certain transfer restrictions contained in a letter agreement that our initial stockholders, directors and officers have entered into with us; (3) pursuant to such letter agreement, our initial stockholders, directors and officers have agreed to waive: (i) their redemption rights with respect to any founder shares and public shares held by them, as applicable, in connection with the completion of our initial Business Combination; (ii) their redemption rights with respect to any founder shares and public shares held by them, as applicable, in connection with a stockholder vote to amend our Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (iii) their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if we fail to complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or during any Extension Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial Business Combination within the prescribed time frame); (4) the founder shares will automatically convert into shares of our Class A common stock at the time of our initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; and (5) the founder shares are entitled to registration rights. If we submit our initial Business Combination to our public stockholders for a vote, our initial stockholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them purchased during or after the Initial Public Offering in favor of our initial Business Combination. While we do not expect our board of directors to approve any amendment to or waiver of the letter agreement or registration rights agreement prior to our initial Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of such agreements in connection with the consummation of our initial Business Combination. Any such amendments or waivers would not require approval from our stockholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

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

We may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity, our lack of diversification may subject us to numerous financial, economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each such seller to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our initial Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies into a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

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

Our Amended and Restated Certificate of Incorporation does not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, directors, officers, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination (including, potentially, with the same target).

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

Our initial stockholders have agreed, pursuant to a written agreement, that they will not propose any amendment to our Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 27 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, directors and officers. Our public stockholders are not parties to, or third-party beneficiaries of, this agreement and, as a result, will not have the ability to pursue remedies against our Sponsor, directors or officers for any breach of these agreements. As a result, in the event of a breach, our public stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

A provision of our warrant agreement may make it more difficult for us to consummate an initial Business Combination.

Unlike some blank check companies, if

●	we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock, with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”),

●	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination on the date of the completion of our initial Business Combination (net of redemptions), and

●	the volume weighted average trading price of our shares of Class A common stock during the 20-trading day period starting on the trading day prior to the day on which we consummate our initial Business Combination (such price, the “Market Value”) is below $9.20 per share,

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

We have issued warrants to purchase 8,625,000 shares of Class A common stock, at a price of $11.50 per whole share (subject to adjustment as provided herein), as part of the Units and, simultaneously with the closing of the Initial Public Offering, we have issued in the Private Placement an aggregate of 6,000,000 Private Placement Warrants, each exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. Our initial stockholders currently hold 8,625,000 shares of Class B common stock. The shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, up to $1,500,000 of working capital loans made by our Sponsor, an affiliate of our Sponsor or certain of our directors and officers may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. To the extent we issue shares of Class A common stock to effectuate a Business Combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the Class A common stock issued to complete the Business Combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a Business Combination or increase the cost of acquiring the target business.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal control beginning with this Annual Report on Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal control. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future Business Combinations may be effected, tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	changes in local regulations as part of a response to COVID-19;

●	tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls, including devaluations and other exchange rate movements;

●	rates of inflation, price instability and interest rate fluctuations;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks, global hostilities, natural disasters and wars;

●	deterioration of political relations with the United States;

●	obligatory military service by personnel; and

●	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

Social Leverage LLC (“Social Leverage”) is not under any obligation to source any potential opportunities for our initial Business Combination or refer any such opportunities to our company or provide any other services to our company.

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

Business Combinations with companies in the financial technology, enterprise software and consumer technology industries entail special considerations and risks. If we are successful in completing a Business Combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

●	if we do not develop successful new products or improve existing ones, our business could suffer;

●	we may invest in new lines of business that could fail to attract or retain users or generate revenue;

●	we will face significant competition and if we are not able to maintain or improve our market share, our business could suffer;

●	the loss of one or more members of our management team, or our failure to attract and retain other highly qualified personnel in the future, could seriously harm our business;

●	if our security is compromised or if our platform is subjected to attacks that frustrate or thwart our users’ ability to access our products and services, our users, advertisers and partners may cut back on or stop using our products and services altogether, which could seriously harm our business;

●	mobile malware, viruses, hacking and phishing attacks, spamming, and improper or illegal use of our products could seriously harm our business and reputation;

●	if we are unable to successfully grow our user base and further monetize our products, our business could suffer;

●	if we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be seriously harmed;

●	we may be subject to regulatory investigations and proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business;

●	components used in our products may fail as a result of a manufacturing, design, or other defect over which we have no control, and render our devices inoperable;

●	an inability to manage rapid change, increasing consumer expectations and growth;

●	an inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty;

●	an inability to deal with our subscribers’ or customers’ privacy concerns;

●	an inability to license or enforce intellectual property rights on which our business may depend;

●	an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;

●	potential liability for negligence, copyright or trademark infringement or other claims based on the nature and content of materials that we may distribute;

●	if the company or business we acquire provides products or services which relate to the facilitation of financial transactions, such funds or securities settlement system, and such product or service fails or is compromised, we may be subject to claims from both the firms to whom we provide our products and services and the clients they serve;

●	a limitation of our ability, or an inability, to provide financial technology or related products and services to customers due to legal or regulatory changes;

●	disruption or failure of our networks, systems or technology as a result of misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, global hostilities, accidental releases of information or similar events.

Any of the foregoing could have an adverse impact on our operations following a Business Combination. However, our efforts in identifying prospective target businesses will not be limited to the financial technology, enterprise software and consumer technology industries. Accordingly, if we acquire a target business in another industry, we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above. For risk factors related to the proposed W3BCLOUD Business Combination, see the “Risk Factors” section of the W3BCLOUD Disclosure Statement that we will file with the SEC.

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

We may structure our initial Business Combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will complete such Business Combination only if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to our initial Business Combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in our initial Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target or issue a substantial number of new shares to third parties in connection with financing our initial Business Combination. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our issued and outstanding common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

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

Our letter agreements with our initial stockholders, officers and directors may be amended without stockholder approval.

Our letter agreements with our initial stockholders, officers and directors contain provisions relating to, among other things, restrictions on transfer of our founder shares and private placement warrants, indemnification of the Trust Account, waiver of redemption rights and participation in liquidating distributions from the Trust Account. The letter agreements may be amended without stockholder approval. While we do not expect our board of directors to approve any amendment to the letter agreements prior to our initial Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreements. Any such amendments to the letter agreements would not require approval from our stockholders and may have an adverse effect on the value of an investment in our securities.

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

Our directors and officers are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other responsibilities. We do not intend to have any full-time employees prior to the completion of our Business Combination. Each of our directors and officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our directors and officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors will also serve as officers and/or board members for other entities. If our directors’ and officers’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial Business Combination. Please see Item 10 “Directors, Executive Officers and Corporate Governance” and Item 10 “Directors, Executive Officers and Corporate Governance – Conflicts of Interest” for a discussion of our officers’ and directors’ other business affairs.

Each of our directors and officers are now, and all of them may in the future may become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and directors and officers are, or in the future may become, affiliated with entities that are engaged in a similar business. Our Sponsor and directors and officers are also not prohibited from Sponsoring, or otherwise becoming involved with, any other blank check companies prior to us completing our initial Business Combination and any such involvement may result in conflicts of interests as described above.

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

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, may be or in the future may become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Any such litigation, investigations or other proceedings may divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our initial Business Combination and may negatively affect our reputation, which may impede our ability to complete an initial Business Combination.

Risks Relating to our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) our completion of an initial Business Combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 27 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (3) the redemption of our public shares if we have not completed an initial Business Combination within 27 months from the closing of the Initial Public Offering, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares and/or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on Nasdaq. In order to continue listing our securities on Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum number of holders of our securities (generally 300 public stockholders). Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with the applicable exchange’s initial listing requirements, which are more rigorous than continued listing requirements, in order to continue to maintain the listing of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or pre-empts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, Class A common stock and warrants currently qualify as covered securities under such statute. Although the states are pre-empted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities, which may negatively impact our ability to consummate our initial Business Combination.

You will not be permitted to exercise your warrants unless we register and qualify the issuance of the underlying Shares of Class A common stock or certain exemptions are available.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. Pursuant to terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days after the closing of our initial Business Combination, we will use our commercially reasonable efforts to file a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise that represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of shares of Class A common stock that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 shares of Class A common stock per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full unit purchase price solely for the shares of Class A common stock included in the Units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants that were included as part of the Unit. In such an instance, our Sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the shares of Class A common stock underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying shares of Class A common stock. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

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

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correcting any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus related to the Initial Public Offering or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the interest of the registered holders of the warrants, provided that the approval by the holders of at least 65% of the then outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 65% of the number of the then outstanding Private Placement Warrants. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

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

General Risk Factors

We have no operating history and no operating revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our Amended and Restated Certificate of Incorporation. If any action, the subject matter of which is within the scope of the forum provisions, is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

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

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by SPACs” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 8,625,000 Public Warrants and 6,000,000 Private Placement Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our consolidated balance sheet as of December 31, 2022 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, “Derivatives and Hedging,” provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

We previously identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may result in a material adverse effect on our ability to consummate an initial Business Combination.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Any failure to maintain internal control over our financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis, which could delay or disrupt our efforts to consummate an initial Business Combination. If our financial statements are not filed on a timely basis, we may also be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our ability to consummate an initial Business Combination. We have expanded and improved our review process for complex securities and related accounting standards and continue to evaluate other steps to maintain an effective system of internal control over financial reporting.

In addition, as a result of such material weakness, the change in accounting for our warrants, and other matters raised or that in the future may be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

The failure of any bank in which we deposit our funds could have an adverse effect on our financial condition.

We deposit substantial funds in financial institutions and may, from time to time, maintain cash balances at such financial institutions in excess of the Federal Deposit Insurance Corporation limit. In recent weeks, there has been significant volatility and instability among banks and financial institutions. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver, and for a period of time, customers of the bank did not have access to their funds and there was uncertainty as to when, if at all, customers would have access to funds in excess of the FDIC insured amounts. Although we did not maintain any funds at SVB, should one or more of the financial institutions at which deposits are maintained fail, there is no guarantee as to the extent that we would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise, or the timing of any recovery.

The Excise Tax included in the Inflation Reduction Act of 2022 may hinder our ability to consummate an initial Business Combination and decrease the amount of funds available for distribution in connection with a liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on Nasdaq, we are a “covered corporation” within the meaning of the Inflation Reduction Act, and while not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial Business Combination and any amendment to our Amended and Restated Certificate of Incorporation to extend the time to consummate an initial Business Combination, unless an exemption is available. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial Business Combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we had approximately $1.7 million cash in hand, and working capital deficit of approximately $2.3 million (not taking into account tax obligations of approximately $926,000 that may be paid using investment income earned in the Trust Account). Further, we have incurred, expect to continue to incur, significant costs in pursuit of our acquisition plans. Management’s plans to address this need are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial Business Combination may not be successful. The deadline for us to complete our initial Business Combination is May 17, 2023 (which was extended from February 17, 2023 by vote of our stockholders). These factors, among others, raise substantial doubt about our ability to continue as a going concern for a period of time which is considered to be one year from the issuance of these financial statements. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern. Management plans to complete an initial Business Combination prior to the mandatory liquidation date.

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

Our Units began trading on the New York Stock Exchange (“NYSE”) on February 12, 2021. Each Unit consists of one Class A common stock and one-fourth of one redeemable warrant to purchase one share of Class A common stock. On April 2, 2021, we announced that holders of the Units may elect to separately trade the shares of Class A common stock and redeemable warrants included in the Units. On April 5, 2021, our shares of Class A common stock and redeemable warrants began trading on the NYSE under the symbols “SLAC” and “SLAC WS,” respectively. Any Units not separated continued to trade on the NYSE under the symbol “SLAC.U.” On December 13, 2022, we announced that we were working to transfer our listing to the Nasdaq Global Market on the Nasdaq Stock Market LLC (the “Nasdaq”). We were approved for listing on Nasdaq and began trading on Nasdaq on December 23, 2022. In connection with listing on Nasdaq, we voluntarily delisted from NYSE. We intend to continue to file the same types of periodic reports and other information we currently file with the SEC.

(b)	Holders

As of March 28, 2023, there was approximately one holder of record of our Units, approximately one holder of record of our separately traded shares of Class A common stock, and approximately two holders of record of our redeemable warrants.

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

In connection with the Initial Public Offering, our Sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest bearing and payable on the consummation of the Initial Public Offering. As of December 31, 2022, the loan balance was $0.

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

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (1) one year after the completion of the initial Business Combination; and (2) subsequent to the initial Business Combination (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Social Leverage Acquisition Corp I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those that will be set forth in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form S-4 that we will file with the SEC relating to our proposed Business Combination with W3BCLOUD Holdings Inc. (“W3BCLOUD”) (the “W3BCLOUD Business Combination”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

If we are unable to complete a Business Combination within 27 months (including the three-month extension) from the closing of the Initial Public Offering, or May 17, 2023, as such period may be extended by our stockholders in accordance with the Amended and Restated Certificate of Incorporation, we will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds in the trust account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Recent Developments

Charter Amendment

On December 20, 2022 the Company held a special meeting (the “Special Meeting”) of stockholders. At the Special Meeting, the Company’s stockholders were asked to vote on the following items: (i) a proposal to amend the Company’s amended and restated certificate of incorporation, dated February 11, 2021 (the “Charter”) to extend the date by which the Company has to consummate a Business Combination for an additional three months, from February 17, 2023 to May 17, 2023 (the “First Charter Amendment Proposal”), (ii) a proposal to amend the Company’s Charter to eliminate from the Charter the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation (the “Second Charter Amendment Proposal” and together with the First Charter Amendment Proposal, the “Charter Amendment Proposals”) and (iii) a proposal to direct the chairman of the Special Meeting to adjourn the Special Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Special Meeting, there are not sufficient votes to approve each of the Charter Amendment Proposals (the “Adjournment Proposal”).

On December 20, 2022, the Company approved the Charter Amendment Proposals (the “Charter Amendment”). The Charter Amendment became effective on December 21, 2022 upon filing with the Secretary of State of the State of Delaware.

The foregoing description is qualified in its entirety by reference to the Amended and Restated Certificate of Incorporation, dated December 21, 2022, a copy of which is attached as Exhibit 3.1 hereto and is incorporated by reference herein.

In connection with the Charter Amendment, stockholders elected to redeem 32,847,714 shares of our Class A common stock, resulting in redemption payments on December 29, 2022 out of the Trust Account totaling approximately $331,500,835. Subsequent to the redemptions, approximately $16,674,956 remained in the Trust Account and 1,652,286 shares of Class A common stock remained outstanding. At December 31, 2022, there was approximately $863,000 of taxes that may be paid using interest income from the Trust Account.

Proposed W3BCLOUD Business Combination

On July 31, 2022, we entered into a business combination agreement, by and among, us, SLAC Merger Sub, Inc., a wholly owned subsidiary, and W3BCLOUD Holdings Inc (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”). The Business Combination Agreement and the business combination were unanimously approved by our board of directors on July 8, 2022. If the Business Combination Agreement is approved by our stockholders and the transactions contemplated by the Business Combination Agreement are consummated, Merger Sub will merge with and into W3BCLOUD (the “Merger”), with W3BCLOUD surviving the Merger as a wholly owned subsidiary of New W3BCLOUD. In addition, upon the effectiveness of the Charter Amendment, we will be renamed W3BCLOUD, Inc. and is referred to herein as “New W3BCLOUD” following the consummation of the transactions.

Refer to the Form 8-K, as filed with the Securities and Exchange Commission on August 1, 2022 and the W3BCLOUD Disclosure Statement that we will file with the SEC for additional information.

Liquidity and Going Concern

As of December 31, 2022, we had approximately $1.7 million in its operating bank account and working capital deficit of approximately $2.6 million (not taking into account approximately $863,000 of taxes that may be paid using interest income from the Trust Account).

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity, the mandatory liquidation and the subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 17, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to consummate a Business Combination prior to the mandatory liquidation date.

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

Results of Operations

Our entire activity since inception up to December 31, 2022 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2022, we had net income of approximately $9.7 million, which consisted of an operating loss of approximately $5.4 million and approximately $953,000 in income tax expenses, offset by a non-operating gain of approximately $11.3 million resulting from the change in fair value of derivative warrant liabilities, and approximately $4.8 million of income from investments held in Trust Account. The loss from operations comprised of approximately $5.3 million in general and administrative expenses and approximately $78,000 in franchise tax expenses.

For the year ended December 31, 2021, we had net income of approximately $2.5 million, which consisted of an operating loss of approximately $1.2 million and offering costs associated with derivative warrant liabilities of approximately $561,000, offset by a non-operating gain of approximately $4.2 million resulting from the change in fair value of derivative warrant liabilities, and approximately $34,000 of income from investments held in Trust Account. The loss from operations comprised of approximately $0.9 million general and administrative expenses, approximately $93,000 in general and administrative expenses - related party and approximately $197,000 in franchise tax expenses.

Contractual Obligations

Related Party Loans

On December 11, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $178,000 under the Note and it was repaid in full on February 19, 2021. Subsequent to the repayment, the facility was no longer available to the Company.

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

In March 2022, the Company executed a Working Capital Loan (the “March 2022 Working Capital Loan”), bearing interest of 10% annually, providing the Company the ability to borrow up to $1.5 million. As of December 31, 2022 and 2021, the Company had $300,000 and $0, respectively, in borrowings under the March 2022 Working Capital Loan. As of December 31, 2022 and 2021, the Company had approximately $24,000 and $0, respectively, in interest expense on the March 2022 Working Capital Loan. The March 2022 Working Capital Loan has a conversion feature that is considered an embedded derivative, but the value is de minimis, as such, the March 2022 Working Capital Loan is presented at fair value on the accompanying consolidated balance sheets.

In June 2022, the Sponsor and the Company executed another Working Capital Loan (the “June 2022 Working Capital Loan”), bearing interest of 10% annually, providing the Company the ability to borrow up to $400,000. As of December 31, 2022 and 2021, the Company had approximately $400,000 and $0, respectively, in borrowings under the June 2022 Working Capital Loan. For the years ended December 31, 2022 and 2021, the Company had approximately $18,000 and $0, respectively, in interest expense on the June 2022 Working Capital Loan. The June 2022 Working Capital Loan has a conversion feature that is considered an embedded derivative, but the value is de minimis, as such, the June 2022 Working Capital Loan is presented at fair value on the accompanying consolidated balance sheets.

Administrative Support Agreement and Certain Other Payments

Commencing on the date that our securities were first listed on a stock exchange through the earlier of consummation of the initial Business Combination and our liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, support and administrative services.

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

We incurred approximately $0 and $93,000 in general and administrative expenses, related to these services, in the accompanying statement of operations for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company had accrued approximately $60,000, for services in connection with such agreement on the accompanying consolidated balance sheets. In April 2022, the Sponsor terminated this agreement retroactive to January 1, 2022.

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

On January 18, 2023, we received a formal letter, from Barclays Capital Inc. (“Barclays”), one of the underwriters in our Initial Public Offering, advising that it had, among other things, (i) resigned from and ceased or refused to act in, its roles as co-placement agent, co-capital markets advisor and exclusive financial advisor to us in connection with the Merger and as underwriter in our initial public offering and (ii) waived its right to receive an aggregate of $13.1 million in fees, all of which were contingent upon and payable upon the closing of the Merger, consisting of 2% of gross proceeds for its role as co-placement agent, $3.5 million for its role as financial advisor, a discretionary fee of up to $3.0 million, and $6.6 million of deferred underwriting fees accrued from its participation in our Initial Public Offering, as well as any expense reimbursements owed to it under those arrangements. We intend to continue to pursue the consummation of an initial Business Combination.

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

The 8,625,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 6,000,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised. For periods where no observable traded price is available, we utilized a Monte-Carlo simulation to estimate the fair value of the Public Warrants and used the Black-Scholes option pricing model to estimate the fair value of the Private Placement Warrants. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A common shares subject to possible redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 34,500,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets. There was no non-redeemable Class A common stock issued or outstanding as of December 31, 2022 and 2021.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 14,625,000 Class A common stock in the calculation of diluted income per share, because their exercise is contingent upon future events. As a result, diluted net income per share is the same as basic net income per share for the year ended December 31, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

We have considered the effect of Class B common stock that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, we included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for us in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual consolidated financial statements that have not yet been issued or made available for issuance. We are still evaluating the impact of this pronouncement on the consolidated financial statements.

Our management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2022 because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim condensed financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around recording the expenses in the proper accounting period was not effectively designed or maintained.

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

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal controls over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Controls — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we have not maintained effective internal controls over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Controls over Financial Reporting

There were no changes to our internal controls over financial reporting that occurred during our fiscal year ended December 31, 2022 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting except for the below.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the recording the expenses in the proper accounting period. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officer are as follows:

MANAGEMENT

Directors and Officers

Name	Age	Title
Howard Lindzon	57	Chief Executive Officer and Director
Douglas Horlick	50	President and Chief Operating Officer
Paul Grinberg	61	Chairman of the Board of Directors
Michael Lazerow	48	Director
Michael Marquez	49	Director
Ross Mason	47	Director
Brian Norgard	42	Director
Katherine Rosa	53	Director

Our Executive Officers

Howard Lindzon has been a director and our Chief Executive Officer since our inception. As a founder and managing partner of Social Leverage LLC (“Social Leverage”) since 2009, Mr. Lindzon has made numerous early-stage investments in the fintech sector including investments in Robinhood, Rally Road, eToro and Alpaca. He has invested in over 125 companies and has collaborated and built deep relationships with hundreds of co-investors and entrepreneurs. Prior to founding Social Leverage in 2009, his early-stage investment exits included sales to Comcast, Google, Pandora, Salesforce, Twitter and several other public listings. Mr. Lindzon co-founded StockTwits, a social media platform with over four million registered users where investors and traders share investment ideas, in 2008 and served as its Chief Executive Officer from 2008 to 2013. Prior to StockTwits, Mr. Lindzon founded WallStrip, a daily news video podcast which attracted investments from Roger Ehrenberg, Brad Feld and Mark Pincus and was later purchased by CBS after airing over 300 episodes. With over 20 years of experience, he is regarded as an astute deal maker based on his track record of starting, managing and identifying promising opportunities and further nurturing their growth to become established players. He is a public figure with over 280,000 Twitter followers, 230,000 StockTwits followers and 8,000 email subscribers as of December 31, 2022, a daily blog and a weekly podcast. He graduated with a Master of Business Administration degree from Arizona State University and a Master of Arts degree in International Management from the Thunderbird School of Global Management. We believe that Mr. Lindzon’s extensive investment experience and network in the technology sector make him well qualified to serve as a member of our board of directors.

Paul Grinberg has served as Executive Chairman of our board of directors since our inception. Mr. Grinberg has over 18 years of experience as a Director, Chairman, President or Chief Financial Officer of several NASDAQ and NYSE companies and more than 35 years of experience spanning mergers and acquisitions, capital raising and financial management. He currently serves as the Chairman of Axos Financial, Inc., a nationwide, digital-first bank that provides consumer and business banking products through its low-cost distribution channels and affinity partner. He has served as a director of Axos Financial, Inc. since April 2004 and as the Chairman of its board of directors since February 2017. He played an important role in taking the company public and growing earnings from $2 million to $215 million from 2004 to 2021. Mr. Grinberg provides advisory services to private equity, credit funds and venture capital firms and their related businesses with a focus on financial services and financial technology. He also serves as a director to several credit funds and private companies. Prior to Axos, Mr. Grinberg served as President, Executive Vice President and Chief Financial Officer of Encore Capital Group and Chief Financial Officer of Telespectrum Worldwide, Inc. Mr. Grinberg also served as partner and a senior member of the M&A services group at Deloitte, where he was employed for 14 years. During his tenure at Deloitte and in his capacity as an executive at various public and private companies, he worked on dozens of transactions including IPOs, acquisitions and debt offerings and in his capacity as an executive at various companies, was responsible for raising more than $10 billion across the capital markets. He graduated from Columbia Business School with a Master of Business Administration degree and from Yeshiva University with a Bachelor of Arts degree in accounting. We believe that Mr. Grinberg’s significant experience in corporate transactions and his senior leadership experience make him well qualified to serve as a member of our board of directors.

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

Director Independence

Nasdaq rules require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an executive officer or employee of the company or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have five “independent directors” as defined in Nasdaq rules and applicable SEC rules. Our board has determined that each of Michael Lazerow, Michael Marquez, Ross Mason, Brian Norgard and Katherine Rosa is an independent director under applicable SEC and Nasdaq rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

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

Code of Ethics

We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as an exhibit to this Annual Report. We have also posted a copy of our Code of Ethics and the charters of our audit committee, compensation committee and nominating and corporate governance committee on our website. You will be able to review this document by accessing our public filings at the SEC’s website and on our website at socialleverageholdings.com “SEC Filings - Code of Ethics or Specific Committee Charter Pages.” Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You are able to review these documents by accessing our public filings at the SEC’s website. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such Business Combination opportunity to such entity. Our Amended and Restated Certificate of Incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. See Item 1.A. “Risk Factors - Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

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

Our directors and officers may become involved with subsequent special purpose acquisition companies similar to our company. Potential investors should also be aware of the following potential conflicts of interest:

●	None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see below.

●	Our initial stockholders, directors and officers have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the consummation of our initial Business Combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial Business Combination within 27 months after the closing of the Initial Public Offering or during any Extension Period. However, if our initial stockholders (or any of our directors, officers or affiliates) acquire public shares, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to consummate our initial Business Combination within the prescribed time frame. If we do not complete our initial Business Combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our public shares, and the Private Placement Warrants will expire worthless. Pursuant to a letter agreement that our initial stockholders, directors and officers have entered into with us, with certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial stockholders until the earlier of: (1) one year after the completion of our initial Business Combination; and (2) subsequent to our initial Business Combination (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination or (y) the date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the shares of Class A common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial Business Combination. Since our sponsor and directors and officers may directly or indirectly own our securities following the Initial Public Offering, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

●	Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular Business Combination.

●	Our directors and officers may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial Business Combination.

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

Individual	Entity	Entity’s Business	Affiliation
Howard Lindzon	Social Leverage LLC	Investment fund	Founding Partner
Douglas Horlick	Estancia Consulting	Consulting	Founder
Paul Grinberg	Axos Financial	Banking	Chairman
	PG Mountain Capital	Consulting	President
Michael Lazerow	Velvet Sea Ventures	Venture Capital	Co-Founder and General Partner
Michael Marquez	Code Advisors	Investment Bank	Co-Founder
	Morado Ventures	Venture Capital	Co-Founder and General Partner
Ross Mason	Dig Ventures	Venture Capital	Founder
Brian Norgard	AngelList	Technology	Director
Katherine Rosa	Velvet Sea Ventures	Venture Capital	General Partner

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

Item 11. Executive Compensation.

None of our directors or officers has received directly from us any cash compensation for services rendered to us. Pursuant to a support services agreement that we had entered into, we previously paid our Sponsor a total of $10,000 per month for office space, support and administrative services. In April 2022, the Sponsor terminated this agreement retroactive to January 1, 2022. In addition, our Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, directors, officers or our or any of their respective affiliates.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information available to us at March 28, 2023 with respect to our common stock held by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these are not exercisable within 60 days of March 28, 2023.

	Shares of Class A common stock		Shares of Class B common stock(1)
Name and Address of Beneficial Owner(2)	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Common Stock	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Common Stock
Social Leverage Acquisition Sponsor I LLC(3)	—	—	8,625,000	100%
Howard Lindzon	—	—	—	—
Douglas Horlick	—	—	—	—
Paul Grinberg	—	—	—	—
Michael Lazerow	—	—	—	—
Michael Marquez	—	—	—	—
Ross Mason	—	—	—	—
Brian Norgard	—	—	—	—
Katherine Rosa	—	—	—	—
All directors and officers as a group (8 individuals)	—	—	—	—

*	Less than one percent.

(1)	Shares of Class B common stock will convert into Shares of Class A common stock on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities” in our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File No. 333-252392).

(2)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Social Leverage Acquisition Corp I, 8390 E. Via de Ventura, Suite F110-207, Scottsdale, Arizona 85258.

(3)	Social Leverage Acquisition Sponsor I LLC, our Sponsor, is the record holder of 8,625,000 shares of Class B common stock. Our Sponsor is managed by a board of managers consisting of Howard Lindzon, Douglas Horlick and Paul Grinberg. Any action by our Sponsor with respect to us or the founder shares, including voting and dispositive decisions, requires a majority vote of the managers of the board of managers. Accordingly, none of our directors or officers is deemed to have or share beneficial ownership of the founder shares held by our Sponsor.

Our initial stockholders beneficially own approximately 20.0% of the issued and outstanding shares of common stock and have the right to elect all of our directors prior to our initial Business Combination as a result of holding all of the founder shares. Holders of our public shares will not have the right to elect any directors to our board of directors prior to our initial Business Combination. In addition, because of their ownership block, our initial stockholders may be able to effectively influence the outcome of all other matters requiring approval by our stockholders, including amendments to our Amended and Restated Certificate of Incorporation and approval of significant corporate transactions.

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

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (1) one year after the completion of the initial Business Combination; and (2) subsequent to the initial Business Combination (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

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

In March 2022, the Company executed a Working Capital Loan (the “March 2022 Working Capital Loan”), bearing interest of 10% annually, providing the Company the ability to borrow up to $1.5 million. As of December 31, 2022 and 2021, the Company had $300,000 and $0, respectively, in borrowings under the March 2022 Working Capital Loan. As of December 31, 2022 and 2021, the Company had approximately $24,000 and $0, respectively, in interest expense on the March 2022 Working Capital Loan. The March 2022 Working Capital Loan has a conversion feature that is considered an embedded derivative, but the value is de minimis, as such, the March 2022 Working Capital Loan is presented at fair value on the accompanying consolidated balance sheets.

In June 2022, the Sponsor and the Company executed another Working Capital Loan (the “June 2022 Working Capital Loan”), bearing interest of 10% annually, providing the Company the ability to borrow up to $400,000. As of December 31, 2022 and 2021, the Company had approximately $400,000 and $0, respectively, in borrowings under the June 2022 Working Capital Loan. For the years ended December 31, 2022 and 2021, the Company had approximately $18,000 and $0, respectively, in interest expense on the June 2022 Working Capital Loan. The June 2022 Working Capital Loan has a conversion feature that is considered an embedded derivative, but the value is de minimis, as such, the June 2022 Working Capital Loan is presented at fair value on the accompanying consolidated balance sheets.

Administrative Support Agreement and Certain Other Payments

Commencing on the date that our securities were first listed on a stock exchange through the earlier of consummation of the initial Business Combination and our liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, support and administrative services. For the years ended December 31, 2022 and December 31, 2021, we incurred expenses of approximately $0 and $93,000 under this agreement, included as general and administrative expenses, related party in the consolidated statement of operations, respectively. As of December 31, 2022 and 2021, we had accrued approximately $0 and $60,000, respectively, for services in connection with such agreement on the accompanying consolidated balance sheets. In April 2022, the Sponsor terminated this agreement retroactive to January 1, 2022.

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

Item 14. Principal Accountant Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

	For the Year ended December 31, 2022	For the Year ended December 31, 2021
Audit Fees(1)	$151,000	$78,764
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$22,647	$—
All Other Fees(4)	$—	$—
Total	$173,647	$78,764

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related potential Business Combination.

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

Part IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibits
2.1(4)	Business Combination Agreement, dated as of July 31, 2022, by and among the Company, SLAC Merger Sub, Inc., and W3BCLOUD Holdings Inc.
3.1 *	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Bylaws
4.1(2)	Specimen Unit Certificate
4.2(2)	Specimen Class A Common Stock Certificate
4.3(2)	Specimen Warrant Certificate (included in Exhibit 4.4)
4.4(1)	Warrant Agreement, dated as of February 11, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.5(3)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as Amended.
10.1(1)	Letter Agreement, dated as of February 11, 2021, between the Company and each of the Sponsor, the Company’s officers and directors and certain other security holders.
10.2(1)	Investment Management Trust Agreement, dated as of February 11, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(1)	Registration Rights Agreement, dated as of February 11, 2021, between the Company and each of the Sponsor and certain other security holders.
10.4(1)	Support Services Agreement, dated as of February 11, 2021, between the Company and the Sponsor.
10.5(1)	Sponsor Warrants Purchase Agreement, dated as of February 11, 2021, between the Company and the Sponsor.
10.6(1)	Indemnity Agreement, dated as of February 11, 2021, between the Company and Howard Lindzon.
10.7(1)	Indemnity Agreement, dated as of February 11, 2021, between the Company and Paul Grinberg.
10.8(1)	Indemnity Agreement, dated as of February 11, 2021, between the Company and Douglas Horlick.
10.9(1)	Indemnity Agreement, dated as of February 11, 2021, between the Company and Michael Lazerow.
10.10(1)	Indemnity Agreement, dated as of February 11, 2021, between the Company and Michael Marquez.
10.11(1)	Indemnity Agreement, dated as of February 11, 2021, between the Company and Ross Mason.
10.12(1)	Indemnity Agreement, dated as of February 11, 2021, between the Company and Brian Norgard.
10.13(1)	Indemnity Agreement, dated as of February 11, 2021, between the Company and Katherine Rosa.
10.14(5)	Convertible Promissory Note, dated as of March 16, 2022, by and between the Company and Social Leverage Capital Fund IV, LP
10.15(5)	Promissory Note, dated as of June 30, 2022, by and between the Company and the Sponsor.
10.16(5)	Form of Promissory Note, by and among the Sponsor and the individuals to be listed therein.
10.17(4)	Transaction Support Agreement, dated as of July 31, 2022, by and among the Company and certain stockholders of W3BCLOUD.

Exhibit No.	Description of Exhibits
10.18(4)	Sponsor Letter Agreement, dated as of July 31, 2022, by and among the Company, W3BCLOUD Holdings Inc., Social Leverage Acquisition Sponsor I LLC and the other parties thereto.
10.19(4)	Form of Voting Agreement, by and among W3BCLOUD, Inc., Halo Holdings Limited and ConsenSys.
10.20(4)	Executive Employment Agreement, dated as of July 31, 2022, by and between the Company and Sami Issa.
10.21(4)	Executive Employment Agreement, dated as of July 31, 2022, by and between the Company and Wael Aburida.
14(2)	Form of Code of Ethics and Business Conduct.
31.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chairman of the Board of Directors (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chairman of the Board of Directors (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS*	Inline XBRL Instance Document.
101. SCH*	Inline XBRL Taxonomy Extension Schema Document.
101. CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101. DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101. LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2021.

(2)	Incorporated by reference to the Company’s Amendment No. 2 to Form S-1 filed on February 4, 2021.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2022.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 1, 2022.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 17, 2022.

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SOCIAL LEVERAGE ACQUISITION CORP I
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Social Leverage Acquisition Corp I

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Social Leverage Acquisition Corp I (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency and its business plan is dependent upon its ability to complete a business combination on or before its scheduled liquidation date of May 17, 2023, which is less than one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, TX
March 28, 2023

SOCIAL LEVERAGE ACQUISITION CORP I
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

Assets:
Current assets:
Cash	$1,666,647	$250,390
Prepaid expenses	147,150	469,528
Total current assets	1,813,797	719,918
Non-current assets:
Prepaid expenses (non-current)	-	56,316
Due from related parties	31,949	-
Investments held in Trust Account	16,674,956	345,034,062
Total Assets	$18,520,702	$345,810,296

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$534,888	$86,560
Accrued expenses	3,920,773	103,654
Income tax payable	953,182	-
Franchise tax payable	-	197,485
Total current liabilities	5,408,843	387,699
Deferred legal fees	152,224	152,224
Derivative warrant liabilities	876,460	12,138,750
Working capital loan	741,799	-
Deferred underwriting commissions	12,075,000	12,075,000
Total liabilities	19,254,326	24,753,673

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 1,652,286 and 34,500,000 shares at redemption value of $10.30 and $10.00 per share as of December 31, 2022 and 2021, respectively	17,026,774	345,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; no non-redeemable shares issued and outstanding	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 as of December 31, 2022 and 2021	863	863
Additional paid-in capital	-	-
Accumulated deficit	(17,761,261)	(23,944,240)
Total stockholders’ deficit	(17,760,398)	(23,943,377)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$18,520,702	$345,810,296

The accompanying notes are an integral part of these consolidated financial statements.

SOCIAL LEVERAGE ACQUISITION CORP I
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended December 31,
	2022	2021
General and administrative expenses	$5,300,668	$879,440
General and administrative expenses - related party	-	93,443
Franchise tax expenses	77,965	197,310
Loss from operations	(5,378,633)	(1,170,193)
Other income (expenses):
Change in fair value of derivative warrant liabilities	11,262,290	4,241,250
Offering costs associated with derivative warrant liabilities	-	(560,750)
Interest on working capital loan - related party	(42,067)	-
Income from investments held in Trust Account	4,822,180	34,062
Net income before income taxes	10,633,770	2,544,369
Income tax expense	(953,182)	-
Net income	$9,710,588	$2,544,369

Weighted average shares outstanding of Class A common stock, basic and diluted	34,230,019	30,057,534

Basic and diluted net income per share, Class A common stock	$0.23	$0.07

Weighted average shares outstanding of Class B common stock, basic	8,625,000	8,480,137

Basic net income per share, Class B common stock	$0.23	$0.07

Weighted average shares outstanding of Class B common stock, diluted	8,625,000	8,625,000

Diluted net income per share, Class B common stock	$0.23	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

SOCIAL LEVERAGE ACQUISITION CORP I
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	-	$-	8,625,000	$863	$24,137	$(507)	$24,493
Excess cash received over the fair value of the private warrants	-	-	-	-	2,280,000	-	2,280,000
Remeasurement of Class A common stock subject to possible redemption value	-	-	-	-	(2,304,137)	(26,488,102)	(28,792,239)
Net income	-	-	-	-	-	2,544,369	2,544,369
Balance - December 31, 2021	-	-	8,625,000	863	-	(23,944,240)	(23,943,377)
Remeasurement of Class A common stock subject to possible redemption value	-	-	-	-	-	(3,527,609)	(3,527,609)
Net income	-	-	-	-	-	9,710,588	9,710,588
Balance - December 31, 2022	-	$-	8,625,000	$863	$-	$(17,761,261)	$(17,760,398)

The accompanying notes are an integral part of these consolidated financial statements.

SOCIAL LEVERAGE ACQUISITION CORP I
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$9,710,588	$2,544,369
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(11,262,290)	(4,241,250)
Offering costs associated with derivative warrant liabilities	-	560,750
Income from investments held in Trust Account	(4,822,180)	(34,062)
Interest on working capital loan - related party	42,067	-
General and administrative expenses paid by related party under promissory note	-	43,467
Changes in operating assets and liabilities:
Prepaid expenses	378,694	(525,844)
Due from related parties	(31,949)	-
Accounts payable	448,329	86,228
Accrued expenses	3,817,119	(56,264)
Income tax payable	953,182	-
Franchise tax payable	(197,485)	197,310
Net cash used in operating activities	(963,925)	(1,425,296)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(345,000,000)
Cash withdrawn from Trust Account for redemptions	331,500,835	-
Investment income released from Trust Account to pay for taxes	1,680,450	-
Net cash provided by (used in) investing activities	333,181,285	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from working capital loan - related party	699,732	-
Redemption of Class A common stock	(331,500,835)	-
Proceeds received from initial public offering, gross	-	345,000,000
Proceeds received from private placement	-	9,000,000
Repayment of note payable to related party	-	(177,857)
Offering costs paid	-	(7,146,457)
Net cash provided by (used in) financing activities	(330,801,103)	346,675,686

Net change in cash	1,416,257	250,390

Cash - beginning of the period	250,390	-
Cash - end of the period	$1,666,647	$250,390

Supplemental disclosure of non-cash activities:
Offering costs included in accrued expenses	$-	$25,000
Offering costs paid by related party under promissory note	$-	$64,065
Outstanding accounts payable paid by related party under promissory note	$-	$26,700
Deferred legal fees	$-	$152,224
Deferred underwriting commissions in connection with the initial public offering	$-	$12,075,000
Remeasurement of Class A common stock subject to possible redemption amount	$3,527,609	$26,488,102

The accompanying notes are an integral part of these consolidated financial statements.

SOCIAL LEVERAGE ACQUISITION CORP I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from December 1, 2020 (inception) through December 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and other income on investments of the proceeds derived from the Initial Public Offering.

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

The Company will provide the holders (the “Public Stockholders”) of the Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, subject to applicable law and stock exchange listing requirements. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will proceed with a Business Combination only if a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination or don’t vote at all. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The Amended and Restated Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its Public Shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company. The Sponsor and the Company’s officers and directors (the “initial stockholders”) agreed not to propose an amendment to the Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to allow redemptions in connection with its initial Business Combination or redeem 100% of the Public Shares if the Company does not complete a Business Combination within the initial Combination Period (as defined below) or with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 27 months (including the three-month extension) from the closing of the Initial Public Offering, or May 17, 2023 (as such period may be extended by the Company’s stockholders in accordance with the Amended and Restated Certificate of Incorporation, the “Combination Period”), the Company will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds in the trust account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had approximately $1.7 million in its operating bank account and working capital deficit of approximately $2.6 million (not taking into account approximately $863,000 of taxes that may be paid using interest income from the Trust Account).

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity, the mandatory liquidation and the subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 17, 2023. The consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to consummate a Business Combination prior to the mandatory liquidation date.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 global pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statement. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these consolidated financial statements.

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into federal law. The Inflation Reduction Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Proposed W3BCLOUD Business Combination

On July 31, 2022, the Company entered into a business combination agreement, by and among the Company, SLAC Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), and W3BCLOUD Holdings Inc. (“W3BCLOUD”) (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”). The Business Combination Agreement and the business combination were unanimously approved by the Company’s board of directors on July 8, 2022. If the Business Combination Agreement is approved by the Company’s stockholders and the transactions contemplated by the Business Combination Agreement are consummated, Merger Sub will merge with and into W3BCLOUD (the “Merger”), with W3BCLOUD surviving the Merger as a wholly owned subsidiary of New W3BCLOUD (as defined below). In addition, upon the effectiveness of the Charter Amendment, the Company will be renamed W3BCLOUD, Inc. and is referred to herein as “New W3BCLOUD” following the consummation of the transactions (collectively, the “W3BCLOUD Business Combination”).

Refer to the Form 8-K, as filed with the Securities and Exchange Commission on August 1, 2022 and the W3BCLOUD Disclosure Statement that we will file with the SEC for additional information. Unless specifically stated, this Annual Report does not give effect to the proposed W3BCLOUD Business Combination and does not contain the risks associated with the proposed W3BCLOUD Business Combination. Such risks and effects relating to the proposed W3BCLOUD Business Combination will be included in the W3BCLOUD Disclosure Statement.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The consolidated financial statements of the Company include its wholly owned subsidiary in connection with the Proposed W3BCLOUD Business Combination. All inter-company accounts and transactions are eliminated in consolidation.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of December 31, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” equals or approximate the carrying amounts represented in the consolidated balance sheets.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the consolidated statements of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering and exercise of the over-allotment option. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The 8,625,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 6,000,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised. For periods where no observable traded price is available, the Company utilized a Monte-Carlo simulation to estimate the fair value of the Public Warrants and used the Black-Scholes option pricing model to estimate the fair value of the Private Placement Warrants. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 34,500,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets. There was no non-redeemable Class A common stock issued or outstanding as of December 31, 2022 and 2021.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common stock is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 14,625,000 Class A common stock in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the year ended December 31, 2022. Remeasurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B common stock that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share of common stock:

	For The Years Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income, basic	$7,756,235	$1,954,353	$1,984,486	$559,883
Allocation of net income, diluted	7,756,235	1,954,353	1,984,486	567,315
Denominator:
Basic weighted average common stock outstanding	34,230,019	8,625,000	30,057,534	8,480,137
Diluted weighted average common stock outstanding	34,230,019	8,625,000	30,057,534	8,625,000
Basic net income per common stock	$0.23	$0.23	$0.07	$0.07
Diluted net income per common stock	$0.23	$0.23	$0.07	$0.07

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual consolidated financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

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

Related Party Loans

On December 11, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $178,000 under the Note and it was repaid in full on February 19, 2021. Subsequent to the repayment, the facility was no longer available to the Company.

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

In March 2022, the Company executed a Working Capital Loan (the “March 2022 Working Capital Loan”), bearing interest of 10% annually, providing the Company the ability to borrow up to $1.5 million. As of December 31, 2022 and 2021, the Company had $300,000 and $0, respectively, in borrowings under the March 2022 Working Capital Loan. As of December 31, 2022 and 2021, the Company had approximately $24,000 and $0, respectively, in interest expense on the March 2022 Working Capital Loan. The March 2022 Working Capital Loan has a conversion feature that is considered an embedded derivative, but the value is de minimis, as such, the March 2022 Working Capital Loan is presented at fair value on the accompanying consolidated balance sheets.

In June 2022, the Sponsor and the Company executed another Working Capital Loan (the “June 2022 Working Capital Loan”), bearing interest of 10% annually, providing the Company the ability to borrow up to $400,000. As of December 31, 2022 and 2021, the Company had approximately $400,000 and $0, respectively, in borrowings under the June 2022 Working Capital Loan. For the years ended December 31, 2022 and 2021, the Company had approximately $18,000 and $0, respectively, in interest expense on the June 2022 Working Capital Loan. The June 2022 Working Capital Loan has a conversion feature that is considered an embedded derivative, but the value is de minimis, as such, the June 2022 Working Capital Loan is presented at fair value on the accompanying consolidated balance sheets.

Administrative Support Agreement and Certain Other Payments

Commencing on the date that the Company’s securities were first listed on a stock exchange through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, support and administrative services. For the years ended December 31, 2022 and 2021, the Company incurred expenses of approximately $0 and $93,000 under this agreement, included as general and administrative expenses, related party in the consolidated statements of operations, respectively. As of December 31, 2022 and 2021, the Company had accrued approximately $0 and $60,000, respectively, for services in connection with such agreement on the accompanying consolidated balance sheets. In April 2022, the Sponsor terminated this agreement retroactive to January 1, 2022.

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

On January 18, 2023, the Company received a formal letter, from Barclays Capital Inc. (“Barclays”), one of the underwriters in the Company’s Initial Public Offering, advising that it had, among other things, (i) resigned from and ceased or refused to act in, its roles as co-placement agent, co-capital markets advisor and exclusive financial advisor to the Company in connection with the Merger and as underwriter in the Company’s initial public offering and (ii) waived its right to receive an aggregate of $13.1 million in fees, all of which were contingent upon and payable upon the closing of the Merger, consisting of 2% of gross proceeds for its role as co-placement agent, $3.5 million for its role as financial advisor, a discretionary fee of up to $3.0 million, and $6.6 million of deferred underwriting fees accrued from its participation in the Company’s initial public offering, as well as any expense reimbursements owed to it under those arrangements. The Company intends to continue to pursue the consummation of an initial Business Combination.

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $225,000 (“Deferred Legal Fees”). The deferred fee will become payable in the event that the Company completes a Business Combination. As of December 31, 2022 and 2021, there are deferred legal fees of approximately $152,000, recognized in connection with such services on the accompanying consolidated balance sheets.

Note 6 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 1,652,286 and 34,500,000 shares of Class A common stock outstanding, respectively, all of which were subject to possible redemption and are classified outside of permanent equity in the consolidated balance sheets.

The Class A common stock subject to possible redemption reflected on the consolidated balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$345,000,000
Less:
Fair value of Public Warrants at issuance	(9,660,000)
Offering costs allocated to Class A common stock subject to possible redemption	(19,132,240)
Plus:
Remeasurement of Class A common stock subject to possible redemption amount	28,792,240
Class A common stock subject to possible redemption, December 31, 2021	345,000,000
Remeasurement of Class A common stock subject to possible redemption amount	3,527,609
Redemption of Class A common stock subject to possible redemption	(331,500,835)
Class A common stock subject to possible redemption, December 31, 2022	$17,026,774

In connection with the Charter Amendment, stockholders elected to redeem 32,847,714 shares of our Class A common stock, resulting in redemption payments on December 29, 2022 out of the Trust Account totaling approximately $331,500,835. Subsequent to the redemptions, approximately $16,674,956 remained in the Trust Account and 1,652,286 shares of Class A common stock remained outstanding. At December 31, 2022, there was approximately $863,000 of taxes that may be paid using interest income from the Trust Account.

Note 7 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 1,652,286 and 34,500,000 shares of Class A common stock issued and outstanding, respectively. All shares of Class A common stock subject to possible redemption have been classified as temporary equity (see Note 6).

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of February 17, 2021, there were 8,625,000 shares of Class B common stock outstanding, which amount have been retroactively restated to reflect the stock split as discussed in Note 4. Of these, up to 1,125,000 shares of Class B common stock were subject to forfeiture, to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of shares of Class B common stock outstanding would collectively equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On February 17, 2021, the underwriter fully exercised its option to purchase additional Units; thus, these 1,125,000 shares of Class B common stock were no longer subject to forfeiture. There were 8,625,000 shares issued and outstanding as of December 31, 2022 and 2021.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class, with each share entitling the holder to one vote; provided, however, that, prior to the closing of the Company’s initial Business Combination, only holders of Class B common stock will have the right to elect or remove the Company’s directors.

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

Note 8 - Warrants

As of December 31, 2022 and 2021, the Company had 8,625,000 Public Warrants and 6,000,000 Private Placement Warrants outstanding.

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

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A common stock; and

●	if, and only if, the Reference Value equals or exceeds $10.00 per share as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like; and

●	if the Reference Value is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

December 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money market funds	$16,674,956	$-	$-

Liabilities:
Derivative warrant liabilities - Public warrants	$517,500	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$358,960	$-

December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money market funds	$345,034,062	$-	$-

Liabilities:
Derivative warrant liabilities - Public warrants	$7,158,750	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$4,980,000	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in April 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 measurement in April 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers to/from Levels 1, 2, and 3 during the years ended December 31, 2022 and 2021.

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

For the years ended December 31, 2022 and 2021, the Company recognized a gain resulting from changes in the fair value of derivative warrant liabilities of approximately $11.3 million and $4.2 million, which is presented in the accompanying consolidated statements of operations, respectively.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

Initial Fair Value
Exercise price	$11.50
Stock price	$9.72
Volatility	17.6%
Term (in years)	6.5
Risk-free rate	0.85%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the years ended December 31, 2022 and 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	16,380,000
Change in fair value of derivative warrant liabilities	1,755,000
Transfer of Public Warrants to Level 1	(10,695,000)
Transfer of Private Warrants to Level 2	(7,440,000)
Derivative warrant liabilities as of December 31, 2021	-
Derivative warrant liabilities as of December 31, 2022	$-

Note 10 - Income taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. For the years ended December 31, 2022 and 2021, there was income tax expense of approximately $1.1 million and $0, respectively.

The Company’s net deferred tax assets are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Start-up/Organization costs	$1,560,377	$204,375
Net operating loss carryforwards	-	34,319
Total deferred tax assets	1,560,377	238,694
Valuation allowance	(1,560,377)	(238,694)
Deferred tax asset, net of allowance	$-	$-

The income tax provision (benefit) consists of the following:

	December 31, 2022	December 31, 2021
Current
Federal	$953,132	$-
State	50	-
Deferred
Federal	(1,078,928)	(238,587)
State	(242,862)	-
Valuation allowance	1,321,790	238,587
Income tax provision	$953,182	$-

As of December 31, 2022 and 2021, the Company had federal net operating loss carryforwards of $0 and $165,988, respectively, that may be carried forward indefinitely.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2022 and 2021, the change in valuation allowance was $1,321,790 and $238,587, respectively.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of derivative warrant liabilities	(22.2)%	(35.0)%
Transaction costs allocated to derivative warrant liabilities	0%	4.6%
Change in valuation allowance	14.6%	9.4%
Income tax expenses	13.4%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and Arizona and is subject to examination by various taxing authorities.

Note 11 - Subsequent Events

The Company has evaluated subsequent events and transactions that occurred up to the date the consolidated financial statements were issued. Based upon this review, except as described in Note 5 and below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On January 18, 2023, the Company and Barclays Capital Inc., one of the underwriters in the Company’s Initial Public Offering, entered into an agreement pursuant to which Barclays Capital Inc. waived all rights to its pro rata share of the Deferred Discount (as defined in the Underwriting Agreement, dated February 21, 2022, among the Company, and Barclays Capital Inc.). Barclays Capital Inc. pro rata share of the Deferred Discount was approximately $6.6 million and was payable by the Company upon consummation of an initial business combination. The Company intends to continue to pursue the consummation of an initial business combination with an appropriate target.

On January 26, 2023, the Company and BofA Securities, Inc., one of the underwriters in the Company’s Initial Public Offering, entered into an agreement pursuant to which BofA Securities, Inc. waived all rights to its pro rata share of the Deferred Discount (as defined in the Underwriting Agreement, dated February 11, 2021, among the Company, and BofA Securities, Inc.). BofA Securities, Inc. pro rata share of the Deferred Discount was approximately $5.5 million and was payable by the Company upon consummation of an initial business combination. The Company intends to continue to pursue the consummation of an initial business combination with an appropriate target.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Social Leverage Acquisition Corp I

Date: March 28, 2023

/s/ Douglas Horlick
	By:	Douglas Horlick
Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Howard Lindzon
Name:	Howard Lindzon
Title:	Chief Executive Officer and Director
(Principal Executive Officer)
Date:	March 28, 2023

/s/ Douglas Horlick
Name:	Douglas Horlick
Title:	President and Chief Operating Officer
Date:	March 28, 2023

/s/ Paul Grinberg
Name:	Paul Grinberg
Title:	Chairman of the Board of Directors
(Principal Financial and Accounting Officer)
Date:	March 28, 2023

/s/ Michael Lazerow
Name:	Michael Lazerow
Title:	Director
Date:	March 28, 2023

/s/ Michael Marquez
Name:	Michael Marquez
Title:	Director
Date:	March 28, 2023

/s/ Ross Mason
Name:	Ross Mason
Title:	Director
Date:	March 28, 2023

/s/ Brian Norgard
Name:	Brian Norgard
Title:	Director
Date:	March 28, 2023

/s/ Katherine Rosa
Name:	Katherine Rosa
Title:	Director
Date:	March 28, 2023