Form 10-Q
period 2023-03-31
Social Leverage Acquisition Corp I
filed 2023-05-09
CIK 1834755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 001-40059

SOCIAL LEVERAGE ACQUISITION CORP I
(Exact name of registrant as specified in its charter)

Delaware	85-4095616
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8390 E. Via de Ventura, Suite F110-207 Scottsdale, Arizona	85258
(Address of Principal Executive Offices)	(Zip Code)

(302) 492-7522

Registrant’s telephone number, including area code

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one- fourth of one redeemable warrant	SLAC.U	The Nasdaq Stock Market LLC
Class A common stock included as part of the units	SLAC	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units	SLAC WS	The Nasdaq Stock Market LLC

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

As of May 9, 2023, 1,652,286 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

SOCIAL LEVERAGE ACQUISITION CORP I
Form 10-Q
For the Quarter Ended March 31, 2023

i

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

SOCIAL LEVERAGE ACQUISITION CORP I

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets:
Current assets:
Cash	$341,596	$1,666,647
Prepaid expenses	257,211	147,150
Total current assets	598,807	1,813,797
Non-current assets:
Due from related parties	31,949	31,949
Investments held in Trust Account	16,809,272	16,674,956
Total Assets	$17,440,028	$18,520,702
Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$630,393	$534,888
Accrued expenses	4,842,264	3,920,773
Income tax payable	—	953,182
Total current liabilities	5,472,657	5,408,843
Deferred legal fees	152,224	152,224
Derivative warrant liabilities	1,608,750	876,460
Working capital loan	759,053	741,799
Deferred underwriting commissions	—	12,075,000
Total liabilities	7,992,684	19,254,326
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 1,652,286 shares at redemption value of $10.36 and $10.30 per share as of March 31, 2023 and December 31, 2022, respectively	17,121,627	17,026,774
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; no non-redeemable shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 as of March 31, 2023 and December 31, 2022	863	863
Additional paid-in capital	11,644,462	—
Accumulated deficit	(19,319,608)	(17,761,261)
Total stockholders’ deficit	(7,674,283)	(17,760,398)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$17,440,028	$18,520,702

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOCIAL LEVERAGE ACQUISITION CORP I

Condensed Consolidated Statements Of Operations
(Unaudited)

	For The Three Months Ended March 31,
	2023	2022
General and administrative expenses	$1,239,166	$420,995
Franchise tax expense	19,675	55,565
Loss from operations	(1,258,841)	(476,560)
Other (expense) income:
Change in fair value of derivative warrant liabilities	(732,290)	6,288,750
Reduction in deferred underwriter commissions	335,685	—
Interest on working capital loan - related party	(17,254)	(1,233)
Income from investments held in Trust Account	134,316	32,803
Net (loss) income before income taxes	(1,538,384)	5,843,760
Income tax expense	(19,963)	—
Net (loss) income	$(1,558,347)	$5,843,760
Weighted average shares outstanding of Class A common stock, basic and diluted	1,652,286	34,500,000
Basic and diluted net (loss) income per share, Class A common stock	$(0.15)	$0.14
Weighted average shares outstanding of Class B common stock, basic and diluted	8,625,000	8,625,000
Basic and diluted net (loss) income per share, Class B common stock	$(0.15)	$0.14

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOCIAL LEVERAGE ACQUISITION CORP I

Condensed Consolidated Statements Of Changes In Stockholders’ Deficit
(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders ’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	—	$—	8,625,000	$863	$—	$(17,761,261)	$(17,760,398)
Remeasurement of Class A common stock subject to possible redemption value	—	—	—	—	(94,853)	—	(94,853)
Reduction in deferred underwriter commissions	—	—	—	—	11,739,315	—	11,739,315
Net loss	—	—	—	—	—	(1,558,347)	(1,558,347)
Balance - March 31, 2023	—	$—	8,625,000	$863	$11,644,462	$(19,319,608)	$(7,674,283)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	8,625,000	$863	$—	$(23,944,240)	$(23,943,377)
Net loss	—	—	—	—	—	5,843,760	5,843,760
Balance - March 31, 2022 (Unaudited)	—	$—	8,625,000	$863	$—	$(18,100,480)	$(18,099,617)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOCIAL LEVERAGE ACQUISITION CORP I

Condensed Consolidated Statements Of Cash Flows
(Unaudited)

	For The Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(1,558,347)	$5,843,760
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	732,290	(6,288,750)
Reduction in deferred underwriting commissions	(335,685)	—
Income from investments held in Trust Account	(134,316)	(32,803)
Interest on working capital loan - related party	17,254	1,233
Changes in operating assets and liabilities:
Prepaid expenses	(110,061)	109,674
Accounts payable	95,505	3,375
Accrued expenses	921,491	107,653
Income tax payable	(953,182)	—
Franchise tax payable	—	(147,485)
Net cash used in operating activities	(1,325,051)	(403,343)
Cash Flows from Financing Activities:
Proceeds from working capital loan - related party	—	300,000
Net cash provided by financing activities	—	300,000
Net decrease in cash	(1,325,051)	(103,343)
Cash - beginning of the period	1,666,647	250,390
Cash - end of the period	$341,596	147,047
Supplemental disclosure of noncash activities:
Remeasurement of Class A common stock subject to possible redemption amount	$94,853	$—
Reduction of deferred underwriting commissions	$11,739,315	$—
Supplemental Cash Flow Information
Income taxes paid	$1,048,152	$—

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from December 1, 2020 (inception) through March 31, 2023, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and other income on investments of the proceeds derived from the Initial Public Offering.

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

Liquidity and Going Concern

As of March 31, 2023, the Company had approximately $0.3 million in its operating bank account and working capital deficit of approximately $4.9 million.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed consolidated financial statements.

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

Proposed W3BCLOUD Business Combination

On July 31, 2022, the Company entered into a business combination agreement, by and among the Company, SLAC Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), and W3BCLOUD Holdings Inc. (“W3BCLOUD”) (the “Business Combination Agreement”). The Business Combination Agreement and the business combination were unanimously approved by the Company’s board of directors on July 8, 2022. If the Business Combination Agreement is approved by the Company’s stockholders and the transactions contemplated by the Business Combination Agreement are consummated (i) W3BCLOUD will merge with and into Merger Sub (the “Merger”), with W3BCLOUD surviving the Merger as a wholly owned subsidiary of New W3BCLOUD (as defined below); and (ii) the Company will be renamed W3BCLOUD, Inc. and is referred to herein as “New W3BCLOUD” following the consummation of the Merger (collectively, the “W3BCLOUD Business Combination”). On April 21, 2023, the Company, Merger Sub and W3BCLOUD executed an amendment to the Business Combination Agreement (the “BCA Amendment”). For more information about the W3BCLOUD Business Combination, the Business Combination Agreement and the BCA Amendment, see our Current Report on Form 8-K filed with the SEC on August 1, 2022, our Current Report on Form 8-K filed with the SEC on April 21, 2023 and our preliminary proxy statement originally filed on September 9, 2022, as subsequently amended, in connection with the approval of the W3BCLOUD Business Combination (as amended, the “W3BCLOUD Proxy Statement”). Unless specifically stated, this Quarterly Report does not give effect to the proposed W3BCLOUD Business Combination and does not contain the risks associated with the proposed W3BCLOUD Business Combination.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 29, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 29, 2023.

Principles of Consolidation

The consolidated financial statements of the Company include its wholly-owned subsidiary in connection with the Proposed Business Combination. All intercompany accounts and transactions are eliminated in consolidation.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) coverage limit of $250,000.

On March 12, 2023, the Company and the Sponsor entered into a Custody Agreement, where the Company transferred $104,000 to the Sponsor to mitigate any risks on cash accounts that exceed the FDIC coverage limit. The Company has sole discretion on use of funds held under the Custody Agreement. As of March 31, 2023, the Custody Account balance was $104,000 and included in cash on the accompanying condensed consolidated financial statements.

As of March 31, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 34,500,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets. There was no non-redeemable Class A common stock issued or outstanding as of March 31, 2023 and December 31, 2022.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 14,625,000 Class A common stock in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three months ended March 31, 2023 and 2022. Remeasurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B common stock that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share of common stock:

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common stock:
Numerator:
Allocation of net (loss) income	$(250,536)	$(1,307,811)	$4,675,008	$1,168,752
Denominator:
Basic and diluted weighted average common stock outstanding	1,652,286	8,625,000	34,500,000	8,625,000
Basic and diluted net (loss) income per common stock	$(0.15)	$(0.15)	$0.14	$0.14

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have an impact on its financial statements.

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

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

In March 2022, the Company executed a Working Capital Loan (the “March 2022 Working Capital Loan”), bearing interest of 10% annually, providing the Company the ability to borrow up to $1.5 million. As of March 31, 2023 and December 31, 2022, the Company had $300,000, in borrowings under the March 2022 Working Capital Loan. For the three months ended March 31, 2023 and 2022, the Company had approximately $7,000 and $1,000, respectively, in interest expense on the March 2022 Working Capital Loan. The March 2022 Working Capital Loan has a conversion feature that is considered an embedded derivative, but the value is de minimis, as such, the March 2022 Working Capital Loan is presented at fair value on the accompanying consolidated balance sheets.

In June 2022, the Sponsor and the Company executed another Working Capital Loan (the “June 2022 Working Capital Loan”), bearing interest of 10% annually, providing the Company the ability to borrow up to $400,000. As of March 31, 2023 and December 31, 2022, the Company had approximately $400,000, respectively, in borrowings under the June 2022 Working Capital Loan. For the three months ended March 31, 2023 and 2022, the Company had approximately $10,000 and $0, respectively, in interest expense on the June 2022 Working Capital Loan. The June 2022 Working Capital Loan has a conversion feature that is considered an embedded derivative, but the value is de minimis, as such, the June 2022 Working Capital Loan is presented at fair value on the accompanying consolidated balance sheets.

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

Custody Agreement

On March 12, 2023, the Company and the Sponsor entered into a Custody Agreement, where the Company transferred $104,000 to the Sponsor to mitigate any risks on cash accounts that exceed the FDIC coverage limit. The Company has sole discretion on use of funds held under the Custody Agreement. As of March 31, 2023, the Custody Account balance was $104,000 and included in cash on the accompanying condensed consolidated financial statements.

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $225,000 (“Deferred Legal Fees”). The deferred fee will become payable in the event that the Company completes a Business Combination. As of March 31, 2023 and December 31, 2022, there are deferred legal fees of approximately $152,000, recognized in connection with such services on the accompanying consolidated balance sheets.

NOTE 6 - CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 1,652,286 shares of Class A common stock outstanding, respectively, all of which were subject to possible redemption and are classified outside of permanent equity in the consolidated balance sheets.

The Class A common stock subject to possible redemption reflected on the consolidated balance sheets is reconciled on the following table:

Class A common stock subject to possible redemption, December 31, 2021	345,000,000
Remeasurement of Class A common stock subject to possible redemption amount	3,527,609
Redemption of Class A common stock subject to possible redemption	(331,500,835)
Class A common stock subject to possible redemption, December 31, 2022	$17,026,774
Plus:
Remeasurement of Class A common stock subject to possible redemption amount	94,853
Class A common stock subject to possible redemption, March 31, 2023	$17,121,627

NOTE 7 - STOCKHOLDERS’ DEFICIT

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 1,652,286 shares of Class A common stock issued and outstanding, respectively. All shares of Class A common stock subject to possible redemption have been classified as temporary equity (see Note 6).

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of February 17, 2021, there were 8,625,000 shares of Class B common stock outstanding, which amount have been retroactively restated to reflect the stock split as discussed in Note 4. Of these, up to 1,125,000 shares of Class B common stock were subject to forfeiture, to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of shares of Class B common stock outstanding would collectively equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On February 17, 2021, the underwriter fully exercised its option to purchase additional Units; thus, these 1,125,000 shares of Class B common stock were no longer subject to forfeiture. There were 8,625,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022.

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

NOTE 8 - WARRANTS

As of March 31, 2023 and December 31, 2022, the Company had 8,625,000 Public Warrants and 6,000,000 Private Placement Warrants outstanding.

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

NOTE 9 - FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money market funds	$16,809,272	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$948,750	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$660,000	$—

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money market funds	$16,674,956	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$517,500	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$358,960	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in April 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 measurement in April 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers to/from Levels 1, 2, and 3 during the period ended March 31, 2023 and during the year ended December 31, 2022.

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

For the period ended March 31, 2023 and 2022, the Company recognized a loss and a gain resulting from changes in the fair value of derivative warrant liabilities of approximately $0.7 million and $6.3 million, which is presented in the accompanying consolidated statements of operations, respectively.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions that occurred up to the date the condensed consolidated financial statements were issued. Based upon this review, other than noted below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Nasdaq Letter

On April 3, 2023, the Company received a letter (the “Letter”) from the staff at the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, for the 30 consecutive business days prior to the date of the Letter, the Company’s common stock had traded at a value below the minimum $50 million “Market Value of Listed Securities” (“MVLS”) requirement set forth in Nasdaq Listing Rule 5450(b)(2)(A), which is required for continued listing of the Company’s common stock on The Nasdaq Global Market. The Letter is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on Nasdaq. In accordance with Nasdaq listing rule 5810(c)(3)(C), the Company has 180 calendar days, or until October 2, 2023, to regain compliance. In the event the Company does not regain compliance by October 2, 2023, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting. The Letter further notes that if the Company is unable to satisfy the MVLS requirement prior to such date, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that the Company then satisfies the requirements for continued listing on that market).

The Company intends to actively monitor the Company’s MVLS between now and October 2, 2023, and may, if appropriate, evaluate available options to resolve the deficiency and regain compliance with the MVLS requirement or transfer the listing of our securities to The Nasdaq Capital Market. While the Company is exercising diligent efforts to maintain the listing of our securities on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.

For more information about the Letter, see the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2023.

Amendment to the Business Combination Agreement

On April 21, 2023, the Company, Merger Sub and W3BCLOUD entered into that certain Amendment to the Business Combination Agreement (the “Amendment”). The Amendment, among other things,

(i)	amends certain defined terms to reflect an adjustment to the pro forma enterprise value of W3BCLOUD from $1.25 billion to $700 million;

(ii)	amends the Minimum Cash Balance (as defined in the Business Combination Agreement) closing condition, by replacing $150 million as the Minimum Cash Balance (as defined in the Business Combination Agreement) with a new definition consisting of the sum of $40 million, meaning that, as a condition to the obligation of W3BCLOUD to consummate the Business Combination, the aggregate cash proceeds available for release from the Company’s trust account (after giving effect to any redemptions of public shares, if any), together with the proceeds from the Subscription Agreements (as defined in the Business Combination Agreement), Transaction Financing (as defined in the Business Combination Agreement) and any amount funded to W3BCLOUD in the form of equity or convertible or non-convertible debt, must be at least $40 million; and

(iii)	reflects an agreement among the Company and certain stockholders of the Company regarding such stockholders agreeing to not seek redemption or reverse any previously submitted redemption demand, of shares issued in SLAC’s initial public offering.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by the terms and conditions of the Amendment, a copy of which is filed as Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on April 21, 2023.

First Amendment to Sponsor Letter Agreement

On April 21, 2023, the Company, W3BCLOUD, the Sponsor and certain other persons named therein (the “Insiders”) entered into an amendment (the “First Amendment to Sponsor Letter Agreement”) to that certain Sponsor Letter Agreement, dated as of July 31, 2022 (the “Sponsor Letter Agreement”), by and among the Company, W3BCLOUD, the Sponsor and the Insiders.

Pursuant to the First Amendment to Sponsor Letter Agreement, the Sponsor Letter Agreement was amended to, among other things, provide that, effective as of and conditioned upon the closing of the Business Combination, of the 8,625,000 shares of the Company’s Class B common stock (the “Sponsor Shares”), 4,312,500 Sponsor Shares shall be transferred (or otherwise forfeited and new shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) be issued by the Company) to non-redeeming stockholders of the Company, to certain investors in a potential PIPE financing in connection with the consummation of the Business Combination or for other purposes agreed to by the Sponsor, the Comany and W3BCLOUD (the “Incentive Shares”). Any Incentive Shares which are not so utilized in connection with non-redemption agreements, PIPE financings or for other purposes agreed to by the Sponsor, the Company and W3BCLOUD will be surrendered by the Sponsor at the closing of the Business Combination without consideration. Prior to this amendment, the Sponsor had agreed to utilize (or otherwise surrender) 2,587,500 Sponsor Shares for this purpose.

The foregoing description is qualified in its entirety by reference to the full text of the First Amendment to Sponsor Letter Agreement, a copy of which is filed with the Company’s Current Report on Form 8-K, filed with the SEC on April 21, 2023.

Voting, Share Purchase and Non-Redemption Agreements

On April 21, 2023, the Company entered into certain Voting, Share Purchase and Non-Redemption Agreements (the “Non-Redemption Agreements”) with certain unaffiliated holders (the “Holders”) of the Company’s Class A Common Stock, pursuant to which such Holders agreed, among other things: (i) not to redeem an aggregate of 650,000 shares of Class A Common Stock (the “Non-Redeemed Shares”) in connection with any vote of the stockholders of the Company where such Holder would otherwise have been entitled to redeem the Non-Redeemed Shares; (ii) to hold the Non-Redeemed Shares until the business day following the meeting of the stockholders of the Company at which the stockholders vote on and approve the consummation of the Business Combination, except that Holders may transfer the Non-Redeemed Shares to other holders of Class A Common Stock which are subject to a non-redemption agreement with the Company on materially the same terms as the Non-Redemption Agreements; and (iii) to vote their Non-Redeemed Shares in favor of certain matters to be put to a vote of the stockholders of the Company, including, among other things, any extension of the time for the Company to consummate a business combination and the consummation of the Business Combination and related transactions.

In consideration of the agreements described above, the Company agreed, subject to the respective Holder’s compliance with their obligations under the Non-Redemption Agreement, to issue to the Holders (or designees of such Holders) an aggregate of 2,238,890 shares of Class A common stock upon the closing of the Business Combination. The Holders will be entitled to the registration rights set forth in that certain registration rights agreement, dated as of February 11, 2021 (as may be amended from time to time), among the Sponsor, the Company and the certain other parties thereto, with respect to such shares of Class A Common Stock issued to them.

The Holders will have the option to terminate the Non-Redemption Agreements on July 1, 2023, if and only if the Company or W3BCLOUD do not, by June 30, 2023, execute definitive agreements with respect to any private placement transactions, debt financings or other funding to the Company or W3BCLOUD in the form of equity or convertible or non-convertible debt, which together provide for an aggregate of at least $40 million in funding to the Company or W3BCLOUD.

The foregoing summary of the Non-Redemption Agreements does not purport to be complete and is qualified in its entirety by reference to the form of Non-Redemption Agreement, a copy of which is filed with the Company’s Current Report on Form 8-K, filed with the SEC on April 21, 2023.

Other Events

On April 21, 2023, W3BCLOUD and the Company entered into a non-binding term sheet (the “Term Sheet”) with B. Riley Principal Capital II, LLC (“B. Riley”) with respect to a proposed committed equity facility (the “Facility”). The availability of the Facility is subject to the negotiation and execution of a mutually acceptable purchase agreement and a related registration rights agreement within ten days from the consummation of the Business Combination, which will together document the terms of the Facility (the “Definitive Agreements”). The Term Sheet contemplates that, pursuant to the Definitive Agreements, subject to certain limitations and conditions, including the filing and effectiveness of a registration statement registering the resale by B. Riley of the shares of New W3BCLOUD’s Class A common stock which may be issued to it under the Facility, B. Riley would commit to purchase up to $150 million of New W3BCLOUD’s Class A common stock, which may be sold by New W3BCLOUD in its discretion from time to time by written notice to B. Riley over a 24-month period. The Term Sheet is non-binding, and there can be no guarantee that the Definitive Agreements will be executed, and the Facility consummated on the terms contemplated by the Term Sheet, or at all.

In addition, as previously reported, in July 2022, W3BCLOUD Partners Limited and ConsenSys AG (“ConsenSys”) entered into a commitment letter (the “Commitment Letter”) pursuant to which ConsenSys agreed to subscribe for an aggregate of $15 million of equity and/or convertible securities to be issued by the Company or W3BCLOUD in connection with the Business Combination (the “Commitment”), subject to certain conditions set forth in the Commitment Letter. ConsenSys’ commitment may be increased in its sole discretion to up to $40 million. On April 21, 2023, W3BCLOUD Partners Limited, W3BCLOUD and ConsenSys amended and restated the Commitment Letter to provide for, among other things, ConsenSys’ Commitment being subject to: (a) customary due diligence investigations reasonably satisfactory to ConsenSys; (b) the entrance into subscription agreements by other PIPE investors for the purchase of an aggregate of at least $35 million of PIPE securities and the funding thereof; and (c) no Company Material Adverse Effect (as defined in the Business Combination Agreement) occurring.

Charter Amendment

On April 25, 2023, the Company filed a proxy statement with the SEC giving notice that it would be holding a special meeting of stockholders on May 12, 2023 at 2:00pm Eastern Time for purposes of voting on: (i) a proposal to amend the Company’s second amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination by an additional nine months, from May 17, 2023 to February 17, 2024 (or such earlier date as determined by the Company’s board of directors) (the “Charter Amendment Proposal”) and (ii) a proposal to approve the adjournment of the special meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Charter Amendment Proposal (the “Adjournment Proposal”). The Adjournment Proposal will only be presented at the special meeting if there are not sufficient votes to approve the Charter Amendment Proposal.

The foregoing summary of the Charter Amendment Proposal and the Adjournment Proposal does not purport to be complete and is qualified in its entirety by reference to the Company’s proxy statement, filed with the SEC on April 25, 2023.

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

Liquidity and Going Concern

As of March 31, 2023, we had approximately $0.3 million in its operating bank account and working capital deficit of approximately $4.9 million.

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

Results of Operations

Our entire activity since inception up to March 31, 2023 was in preparation for our formation and the Initial Public Offering and identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2023, we had net loss of approximately $1,558,000, which consisted of approximately $20,000 in income tax expenses, interest expense on working capital loan of approximately $17,000, a non-operating loss of approximately $732,000 resulting from the change in fair value of derivative warrant liabilities and an operating loss of approximately $1,259,000, offset by approximately $134,000 of income from investments held in Trust Account and non-operating income of approximately $336,000 resulting from reduction in deferred underwriter commissions. The loss from operations comprised of approximately $1,239,000 general and administrative expenses and approximately $20,000 in franchise tax expenses.

For the three months ended March 31, 2022, we had net income of approximately $5,844,000, which consisted of a non-operating gain of approximately $6,289,000 resulting from the change in fair value of derivative warrant liabilities, and approximately $33,000 of income from investments held in Trust Account, which was offset by an operating loss of approximately $477,000 and interest expense on working capital loan of approximately $1,000. The loss from operations comprised of approximately $421,000 general and administrative expenses and approximately $56,000 in franchise tax expenses.

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

In March 2022, the Company executed a Working Capital Loan (the “March 2022 Working Capital Loan”), bearing interest of 10% annually, providing the Company the ability to borrow up to $1.5 million. As of March 31, 2023 and December 31, 2022, the Company had $300,000, respectively, in borrowings under the March 2022 Working Capital Loan. As of March 31, 2023 and 2022, the Company had approximately $7,000 and $1,000, respectively, in interest expense on the March 2022 Working Capital Loan. The March 2022 Working Capital Loan has a conversion feature that is considered an embedded derivative, but the value is de minimis, as such, the March 2022 Working Capital Loan is presented at fair value on the accompanying consolidated balance sheets.

In June 2022, the Sponsor and the Company executed another Working Capital Loan (the “June 2022 Working Capital Loan”), bearing interest of 10% annually, providing the Company the ability to borrow up to $400,000. As of March 31, 2023 and December 31, 2022, the Company had approximately $400,000, respectively, in borrowings under the June 2022 Working Capital Loan. For the three months ended March 31, 2023 and 2022, the Company had approximately $10,000 and $0, respectively, in interest expense on the June 2022 Working Capital Loan. The June 2022 Working Capital Loan has a conversion feature that is considered an embedded derivative, but the value is de minimis, as such, the June 2022 Working Capital Loan is presented at fair value on the accompanying consolidated balance sheets.

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

Class A common shares subject to possible redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 1,652,286 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our unaudited condensed consolidated balance sheets. There was no non-redeemable Class A common stock issued or outstanding as of March 31, 2023 and December 31, 2022.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 14,625,000 Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2023 and 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

We have considered the effect of Class B common stock that were excluded from weighted average number as they were contingent on the exercise of overallotment option by the underwriters. Since the contingency was satisfied, we included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have an impact on its financial statements.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of March 31, 2023, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting. Specifically, the Company’s management has concluded that our control around recording the expenses in the proper accounting period was not effectively designed or maintained.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2023 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was not effective as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2023 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2023, other than with respect to the information described herein in “Note 10 – Subsequent Events – Nasdaq Letter,” which updates the Risk Factor “Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions” discussed in our most recent Annual Report on Form 10-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibits
10.1*	Custody Agreement, dated March 12, 2023
31.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chairman of the Board of Directors (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chairman of the Board of Directors (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 9, 2023

SOCIAL LEVERAGE ACQUISITION CORP I

	By:	/s/ Howard Lindzon
		Name:	Howard Lindzon
		Title:	Chief Executive Officer