Form 10-Q
period 2023-06-30
Social Leverage Acquisition Corp I
filed 2023-08-21
CIK 1834755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 21, 2023, 1,557,134 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), and 8,625,000 shares of Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), were issued and outstanding, respectively.

SOCIAL LEVERAGE ACQUISITION CORP I
Form 10-Q
For the Quarter Ended June 30, 2023

i

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

SOCIAL LEVERAGE ACQUISITION CORP I

Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$377,386	$1,666,647
Prepaid expenses	128,123	147,150
Total current assets	505,509	1,813,797
Non-current assets:
Due from related parties	31,949	31,949
Investments held in Trust Account	15,899,569	16,674,956
Total Assets	$16,437,027	$18,520,702
Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$793,035	$534,888
Accrued expenses	5,358,224	3,920,773
Income tax payable	40,888	953,182
Excise tax payable	9,678	—
Total current liabilities	6,201,825	5,408,843
Deferred legal fees	152,224	152,224
Derivative warrant liabilities	2,778,750	876,460
Working capital loan	776,498	741,799
Deferred underwriting commissions	—	12,075,000
Total liabilities	9,909,297	19,254,326
Commitments and Contingencies
Class A Common Stock subject to possible redemption, $0.0001 par value; 1,557,134 and 1,652,286 shares at redemption value of $10.43 and $10.30 per share as of June 30, 2023 and December 31, 2022, respectively	16,245,487	17,026,774
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 80,000,000 shares authorized; no non-redeemable shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class B Common Stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 as of June 30, 2023 and December 31, 2022	863	863
Additional paid-in capital	11,543,159	—
Accumulated deficit	(21,261,779)	(17,761,261)
Total stockholders’ deficit	(9,717,757)	(17,760,398)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$16,437,027	$18,520,702

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOCIAL LEVERAGE ACQUISITION CORP I

Condensed Consolidated Statements Of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

General and administrative expenses	$846,351	$2,094,006	$2,085,517	$2,515,001
Franchise tax expense	15,700	50,000	35,375	105,565
Loss from operations	(862,051)	(2,144,006)	(2,120,892)	(2,620,566)
Other income (expense):
Change in fair value of derivative warrant liabilities	(1,170,000)	3,656,250	(1,902,290)	9,945,000
Reduction in deferred underwriter commissions	—	—	335,685	—
Interest on working capital loan - related party	(17,445)	(7,496)	(34,699)	(8,729)
Income from investments held in Trust Account	127,662	457,334	261,978	490,137
Total Other income (expense), net	(1,059,783)	4,106,088	(1,339,326)	10,426,408
Net (loss) income before income taxes	(1,921,834)	1,962,082	(3,460,218)	7,805,842
Income tax expense	(20,337)	(44,608)	(40,300)	(44,608)
Net (loss) income	$(1,942,171)	$1,917,474	$(3,500,518)	$7,761,234
Weighted average shares outstanding of Class A Common Stock, basic and diluted	1,607,324	34,500,000	1,629,681	34,500,000
Basic and diluted net (loss) income per share, Class A Common Stock	$(0.19)	$0.04	$(0.34)	$0.18
Weighted average shares outstanding of Class B Common Stock, basic and diluted	8,625,000	8,625,000	8,625,000	8,625,000
Basic and diluted net (loss) income per share, Class B Common Stock	$(0.19)	$0.04	$(0.34)	$0.18

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOCIAL LEVERAGE ACQUISITION CORP I

Condensed Consolidated Statements Of Changes In Stockholders’ Deficit
(Unaudited)

FOR THE THREE AN SIX MONTHS ENDED JUNE 30, 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	—	$—	8,625,000	$863	$—	$(17,761,261)	$(17,760,398)
Remeasurement of Class A Common Stock subject to possible redemption value	—	—	—	—	(94,853)	—	(94,853)
Reduction in deferred underwriter commissions	—	—	—	—	11,739,315	—	11,739,315
Net loss	—	—	—	—	—	(1,558,347)	(1,558,347)
Balance - March 31, 2023	—	—	8,625,000	863	11,644,462	(19,319,608)	(7,674,283)
Remeasurement of Class A Common Stock subject to possible redemption value	—	—	—	—	(91,625)	—	(91,625)
Excise taxes related to redemptions	—	—	—	—	(9,678)	—	(9,678)
Net loss	—	—	—	—	—	(1,942,171)	(1,942,171)
Balance - June 30, 2023	—	$—	8,625,000	$863	$11,543,159	$(21,261,779)	$(9,717,757)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	8,625,000	$863	$—	$(23,944,240)	$(23,943,377)
Net income	—	—	—	—	—	5,843,760	5,843,760
Balance - March 31, 2022 (Unaudited)	—	—	8,625,000	863	—	(18,100,480)	(18,099,617)
Remeasurement of Class A Common Stock subject to possible redemption value	—	—	—	—	—	(76,540)	(76,540)
Net loss	—	—	—	—	—	1,917,474	1,917,474
Balance - June 30, 2022 (Unaudited)	—	$—	8,625,000	$863	$—	$(16,259,546)	$(16,258,683)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOCIAL LEVERAGE ACQUISITION CORP I

Condensed Consolidated Statements Of Cash Flows
(Unaudited)

	For The Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(3,500,518)	$7,761,234
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	1,902,290	(9,945,000)
Reduction in deferred underwriting commissions	(335,685)	—
Income from investments held in Trust Account	(261,978)	(490,137)
Interest on working capital loan - related party	34,699	8,729
Changes in operating assets and liabilities:
Prepaid expenses	19,027	229,347
Due from related parties		(4,008)
Accounts payable	258,147	247,128
Accrued expenses	1,437,451	1,767,797
Income tax payable	(912,294)	44,608
Franchise tax payable	—	(97,485)
Net cash used in operating activities	(1,358,861)	(477,787)
Cash Flows from Investing Activities:
Investment income released from Trust Account to pay for taxes	69,600	—
Cash withdrawn from Trust Account in connection with redemption	967,765	—
Net cash provided by investing activities	1,037,365	—
Cash Flows from Financing Activities:
Proceeds from working capital loan - related party	—	361,540
Redemption of common stock	(967,765)	—
Net cash (used in) provided by financing activities	(967,765)	361,540
Net decrease in cash	(1,289,261)	(116,247)
Cash - beginning of the period	1,666,647	250,390
Cash - end of the period	$377,386	134,143
Supplemental disclosure of noncash activities:
Remeasurement of Class A Common Stock subject to possible redemption amount	$186,478	$76,540
Reduction of deferred underwriting commissions	$11,739,315	$—
Excise taxes related to redemptions	$9,678	$—
Supplemental Cash Flow Information
Income taxes paid	$1,048,152	$—

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from December 1, 2020 (inception) through June 30, 2023, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and other income on investments of the proceeds derived from the Initial Public Offering.

The Company’s sponsor is Social Leverage Acquisition Sponsor I LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 11, 2021. On February 17, 2021, the Company consummated its Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A Common Stock included in the Units being offered, the “Public Shares”), including the exercise of the underwriters’ option to purchase 4,500,000 additional Units (the “Option Units”), at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.7 million, of which approximately $12.1 million and approximately $152,000 was for deferred underwriting commissions and Deferred Legal Fees (as defined below), respectively (see Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $9.0 million (see Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $345.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account located in the United States with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”), and invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

The Company will provide the holders (the “Public Stockholders”) of the Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, subject to applicable law and stock exchange listing requirements. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity (“ASC 480”). The Company will proceed with a Business Combination only if a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination or do not vote at all. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

If the Company is unable to complete a Business Combination by February 17, 2024 (the “Combination Period”), the Company will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds in the Trust Account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On May 12, 2023, the Company held a special meeting of stockholders and approved a second amendment to the Company’s amended and restated certificate of incorporation (the “Charter”) to implement the Charter Amendment Proposal (as defined below) (the “Charter Amendment”) to extend the date by which the Company has to consummate a business combination for an additional nine months, from May 17, 2023 to February 17, 2024 (the “Charter Amendment Proposal”).

The foregoing description is qualified in its entirety by reference to the full text of the Charter Amendment, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 17, 2023, and incorporated by reference herein.

In connection with the Charter Amendment, the holders of 95,152 shares of Class A Common Stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.17 per share, for an aggregate redemption amount of approximately $967,742.

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

Liquidity and Going Concern

As of June 30, 2023, the Company had approximately $377,000 in its operating bank account and working capital deficit of approximately $5.7 million.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity, the mandatory liquidation and the subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 17, 2024. The condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to consummate a Business Combination prior to the mandatory liquidation date.

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

Proposed W3BCLOUD Business Combination

On July 31, 2022, the Company entered into a business combination agreement, by and among the Company, SLAC Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), and W3BCLOUD Holdings Inc. (“W3BCLOUD”) (the “Business Combination Agreement”). The Business Combination Agreement and the business combination were unanimously approved by the Company’s board of directors on July 8, 2022. If the Business Combination Agreement is approved by the Company’s stockholders and the transactions contemplated by the Business Combination Agreement are consummated (i) W3BCLOUD will merge with and into Merger Sub (the “Merger”), with W3BCLOUD surviving the Merger as a wholly owned subsidiary of New W3BCLOUD (as defined below) and (ii) the Company will be renamed W3BCLOUD, Inc. and is referred to herein as “New W3BCLOUD” following the consummation of the Merger (collectively, the “W3BCLOUD Business Combination”). On April 21, 2023, the Company, Merger Sub and W3BCLOUD executed an amendment to the Business Combination Agreement (the “BCA Amendment”). For more information about the W3BCLOUD Business Combination, the Business Combination Agreement and the BCA Amendment, see our Current Report on Form 8-K filed with the SEC on August 1, 2022, our Current Report on Form 8-K filed with the SEC on April 21, 2023 and our preliminary proxy statement originally filed on September 9, 2022, as subsequently amended, in connection with the approval of the W3BCLOUD Business Combination (as amended, the “W3BCLOUD Proxy Statement”). Unless specifically stated, this Quarterly Report does not give effect to the proposed W3BCLOUD Business Combination and does not contain the risks associated with the proposed W3BCLOUD Business Combination.

On April 21, 2023, the Company, Merger Sub and W3BCLOUD entered into that certain Amendment to the Business Combination Agreement (the “Amendment”). The Amendment, among other things:

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

(iii)	reflects an agreement among the Company and certain stockholders of the Company regarding such stockholders agreeing to not seek redemption or reverse any previously submitted redemption demand, of shares issued in the Company’s Initial Public Offering.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by the terms and conditions of the Amendment, a copy of which is filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 21, 2023.

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

Pursuant to the First Amendment to Sponsor Letter Agreement, the Sponsor Letter Agreement was amended to, among other things, provide that, effective as of and conditioned upon the closing of the Business Combination, of the 8,625,000 shares of the Company’s Class B Common Stock (the “Sponsor Shares”), 4,312,500 Sponsor Shares shall be transferred (or otherwise forfeited and new shares of the Company’s Class A Common Stock be issued by the Company) to non-redeeming stockholders of the Company, to certain investors in a potential private investment in public equity (“PIPE”) financing in connection with the consummation of the Business Combination or for other purposes agreed to by the Sponsor, the Company and W3BCLOUD (the “Incentive Shares”). Any Incentive Shares which are not so utilized in connection with non-redemption agreements, PIPE financings or for other purposes agreed to by the Sponsor, the Company and W3BCLOUD will be surrendered by the Sponsor at the closing of the Business Combination without consideration. Prior to this amendment, the Sponsor had agreed to utilize (or otherwise surrender) 2,587,500 Sponsor Shares for this purpose.

The foregoing description is qualified in its entirety by reference to the full text of the First Amendment to Sponsor Letter Agreement, a copy of which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 21, 2023.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.

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

Principles of Consolidation

The consolidated financial statements of the Company include its wholly owned subsidiary in connection with the proposed Business Combination. All intercompany accounts and transactions are eliminated in consolidation.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

On March 12, 2023, the Company and the Sponsor entered into a Custody Agreement, where the Company transferred $104,000 to the Sponsor to mitigate any risks on cash accounts that exceed the FDIC coverage limit. The Company has sole discretion on use of funds held under the Custody Agreement. On June 16, 2023, the Sponsor transferred $104,000 back to the Company’s cash account.

As of June 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, Fair Value Measurements equals or approximate the carrying amounts represented in the consolidated balance sheets.

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 Distinguishing Liabilities from Equity. Class A Common Stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Common Stock is classified as stockholders’ equity. The Company’s Class A Common Stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 1,557,134 and 1,652,286 shares of Class A Common Stock subject to possible redemption at redemption values of $10.43 and $10.30 per share as of June 30, 2023 and December 31, 2022, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets. There was no non-redeemable Class A Common Stock issued or outstanding as of June 30, 2023 and December 31, 2022.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net (Loss) Income Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. The Company has two classes of shares, which are referred to as Class A Common Stock and Class B Common Stock. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per common stock is calculated by dividing the net (loss) income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net (loss) income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 14,625,000 Class A Common Stock in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three and six months ended June 30, 2023 and 2022. Remeasurement associated with the redeemable Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B Common Stock that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share of common stock:

	For the Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common stock:
Numerator:
Allocation of net (loss) income	$(305,082)	$(1,637,089)	$1,533,979	$383,495
Denominator:
Basic and diluted weighted average common stock outstanding	1,607,324	8,625,000	34,500,000	8,625,000
Basic and diluted net (loss) income per common stock	$(0.19)	$(0.19)	$0.04	$0.04

	For the Six Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common stock:
Numerator:
Allocation of net (loss) income	$(556,305)	$(2,944,213)	$6,208,987	$1,552,247
Denominator:
Basic and diluted weighted average common stock outstanding	1,629,681	8,625,000	34,500,000	8,625,000
Basic and diluted net (loss) income per common stock	$(0.34)	$(0.34)	$0.18	$0.18

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have an impact on its financial statements.

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual consolidated financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed consolidated financial statements.

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

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (1) one year after the completion of the initial Business Combination and (2) subsequent to the initial Business Combination (x) if the last reported sale price of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20-trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of Class A Common Stock for cash, securities or other property.

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

In March 2022, the Company executed a Working Capital Loan (the “March 2022 Working Capital Loan”), bearing interest of 10% annually, providing the Company the ability to borrow up to $1.5 million. As of June 30, 2023 and December 31, 2022, the Company had $300,000, in borrowings under the March 2022 Working Capital Loan. For the three and six months ended June 30, 2023, the Company had approximately $7,000 and $15,000, respectively, in interest expense on the March 2022 Working Capital Loan. For the three and six months ended June 30, 2022, the Company had approximately $7,000 and $9,000, respectively, in interest expense on the March 2022 Working Capital Loan. The March 2022 Working Capital Loan has a conversion feature that is considered an embedded derivative, but the value is de minimis, as such, the March 2022 Working Capital Loan is presented at fair value on the accompanying consolidated balance sheets.

In June 2022, the Sponsor and the Company executed another Working Capital Loan (the “June 2022 Working Capital Loan”), bearing interest of 10% annually, providing the Company the ability to borrow up to $400,000. As of June 30, 2023 and December 31, 2022, the Company had approximately $400,000, respectively, in borrowings under the June 2022 Working Capital Loan. For the three and six months ended June 30, 2023, the Company had approximately $10,000 and $20,000, respectively, in interest expense on the June 2022 Working Capital Loan. For the three and six months ended June 30, 2022, the Company had approximately $0 and $0, respectively, in interest expense on the June 2022 Working Capital Loan. The June 2022 Working Capital Loan has a conversion feature that is considered an embedded derivative, but the value is de minimis, as such, the June 2022 Working Capital Loan is presented at fair value on the accompanying consolidated balance sheets.

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

Custody Agreement

On March 12, 2023, the Company and the Sponsor entered into a Custody Agreement, where the Company transferred $104,000 to the Sponsor to mitigate any risks on cash accounts that exceed the FDIC coverage limit. The Company has sole discretion on use of funds held under the Custody Agreement. On June 16, 2023, the Sponsor transferred $104,000 back to the Company’s cash account.

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $225,000 (“Deferred Legal Fees”). The Deferred Legal Fees will become payable in the event that the Company completes a Business Combination. As of June 30, 2023 and December 31, 2022, there are Deferred Legal Fees of approximately $152,000, recognized in connection with such services on the accompanying consolidated balance sheets.

Commitments

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

In addition, as previously reported, in July 2022, W3BCLOUD Partners Limited and ConsenSys AG (“ConsenSys”) entered into a commitment letter (the “Commitment Letter”) pursuant to which ConsenSys agreed to subscribe for an aggregate of $15 million of equity and/or convertible securities to be issued by the Company or W3BCLOUD in connection with the Business Combination (the “Commitment”), subject to certain conditions set forth in the Commitment Letter. ConsenSys’ commitment may be increased in its sole discretion to up to $40 million. On April 21, 2023, W3BCLOUD Partners Limited, W3BCLOUD and ConsenSys amended and restated the Commitment Letter to provide for, among other things, ConsenSys’ Commitment being subject to: (a) customary due diligence investigations reasonably satisfactory to ConsenSys; (b) the entrance into subscription agreements by other PIPE investors for the purchase of an aggregate of at least $35 million of PIPE securities and the funding thereof and (c) no Company Material Adverse Effect (as defined in the Business Combination Agreement) occurring.

Non-Redemption Agreements

On April 21, 2023, the Company entered into certain Voting, Share Purchase and Non-Redemption Agreements (the “Initial Non-Redemption Agreements”) with certain unaffiliated holders (the “Initial Holders”) of the Company’s Class A Common Stock. Pursuant to the Initial Non-Redemption Agreements, the Initial Holders agreed, among other things, not to redeem an aggregate of 650,000 shares of Class A Common Stock (the “Non-Redeemed Shares”) in connection with any vote of the stockholders of the Company where such Initial Holder would otherwise have been entitled to redeem the Non-Redeemed Shares and to hold the Non-Redeemed Shares until the business day following the meeting of the stockholders of the Company at which the stockholders vote on and approve the consummation of the Business Combination and related transactions.

On May 26, 2023, the Company entered into Additional Non-Redemption Agreements (as defined below) with three additional unaffiliated holders (the “Additional Holders”) with respect to certain shares of the Company’s Class A Common Stock currently held by or recently purchased by such Additional Holders, or which may be purchased by such Additional Holders prior to the date that is 30 days from the date of the Additional Redemption Agreements or such later date agreed by the Company in its absolute discretion, up to an aggregate cap of 345,220 shares of the Company’s Class A Common Stock (the “Additional Non-Redeemed Shares”). The Additional Holders currently hold an aggregate of approximately 297,767 shares of the Company’s Class A Common Stock and one of the Additional Holders may purchase up to approximately 47,453 additional shares of the Company’s Class A Common Stock. The additional shares of Class A Common Stock may be purchased by such Additional Holder either on the open market or directly, in a privately negotiated transaction, from other holders of the Company’s Class A Common Stock.

The Company entered into two separate forms of non-redemption agreements with the Additional Holders. With respect to 248,620 shares of the Company’s Class A Common Stock currently held by the Additional Holders (the “Voting Non-Redeemable Shares”), the Company entered into Voting, Share Purchase and Non-Redemption Agreements (the “Non-Redemption and Voting Agreements”), which are on materially the same terms as the Initial Non-Redemption Agreements, the form of which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 21, 2023, and incorporated by reference herein. Pursuant to the Non-Redemption and Voting Agreements, the Additional Holders have agreed to vote their respective Voting Non-Redeemable Shares in favor of certain matters to be put to a vote of the stockholders of the Company, including the consummation of the Business Combination and related transactions. With respect to 49,147 shares of the Company’s Class A Common Stock recently purchased by one of the Additional Holders and up to 47,453 shares of the Company’s Class A Common Stock which may be purchased by that Additional Holder after the date hereof (the “Non-Redeemable Shares”), the Company entered into a Share Purchase and Non-Redemption Agreement (the “Non-Redemption Agreement” and, together with the Non-Redemption and Voting Agreements, the “Additional Non-Redemption Agreements”), which requires the Additional Holder to cause such Non-Redeemable Shares to be counted as present for purposes of establishing a quorum at certain meetings of the stockholders of the Company and to abstain from voting that Holder’s Non-Redeemable Shares on certain matters to be put to a vote of the stockholders of the Company, including the consummation of the Business Combination and related transactions.

Pursuant to the Non-Redemption and Voting Agreements, the Additional Holders agreed, among other things: (i) not to redeem the Voting Non-Redeemable Shares in connection with any vote of the stockholders of the Company where such Additional Holder would otherwise have been entitled to redeem such Voting Non-Redeemable Shares; (ii) to hold the Additional Non-Redeemed Shares until the business day following the meeting of the stockholders of the Company at which the stockholders vote on and approve the consummation of the Business Combination, except that the Additional Holders may transfer the Voting Non-Redeemable Shares to other holders of Class A Common Stock which are subject to a non-redemption agreement with the Company on materially the same terms as the Non-Redemption and Voting Agreements and (iii) to vote their Voting Non-Redeemable Shares in favor of certain matters to be put to a vote of the stockholders of the Company, including, among other things, the consummation of the Business Combination and related transactions.

Pursuant to the Non-Redemption Agreement, the applicable Additional Holder agreed, among other things: (i) not to redeem the Non-Redeemable Shares in connection with any vote of the stockholders of the Company where such Additional Holder would otherwise have been entitled to redeem such Non-Redeemable Shares; (ii) to hold the Non-Redeemable Shares until the business day following the meeting of the stockholders of the Company at which the stockholders vote on and approve the consummation of the Business Combination, except that the Additional Holder may transfer the Non-Redeemable Shares to other holders of Class A Common Stock which are subject to a non-redemption agreement with the Company on materially the same terms as the Non-Redemption Agreements; (iii) to cause the Non-Redeemable Shares to be counted as present for purposes of establishing a quorum at certain meetings of the stockholders of the Company, and to abstain from voting their Non-Redeemable Shares in favor of certain matters to be put to a vote of the stockholders of the Company, including, among other things, the consummation of the Business Combination and related transactions and (iv) not to purchase any Additional Non-Redeemed Shares at a price exceeding $10.22 per share of Class A Common Stock, being the minimum expected per-share redemption price in connection with the Company’s redemption process with respect to the Business Combination.

In consideration of the agreements described above, the Company agreed, subject to the respective Additional Holder’s compliance with their obligations under the Additional Non-Redemption Agreements, to issue to the Additional Holders (or designees of such Holders) between 1,025,640 and 1,189,089 shares of Class A Common Stock upon the closing of the Business Combination, depending on the number of additional Non-Redeemable Shares acquired by the Additional Holder party to the Non-Redemption Agreement following the date of the Non-Redemption Agreement. The Additional Holders will be entitled to the registration rights set forth in that certain registration rights agreement, dated as of February 11, 2021 (as may be amended from time to time), among the Sponsor, the Company and the certain other parties thereto, with respect to such shares of the Company’s Class A Common Stock issued to them.

The Company anticipates that one of the Additional Holders may make purchases of shares of the Company’s Class A Common Stock following execution of the Additional Non-Redemption Agreements. The Additional Non-Redemption Agreements are expected to increase the amount of funds that remain in the Company’s Trust Account following the meeting of the Company’s stockholders to approve the Business Combination. The Company may enter into additional non-redemption agreements from time to time and will disclose the execution of any such further non-redemption agreements once they have been entered into.

As previously disclosed, pursuant to the Sponsor Letter Agreement, as amended by the First Amendment to Sponsor Letter Agreement, 4,312,500 shares of the Company’s Class B Common Stock currently held by the Sponsor shall be transferred (or otherwise forfeited and new shares of the Company’s Class A Common Stock, be issued by the Company) to non-redeeming stockholders of the Company, to certain investors in a potential PIPE financing in connection with the consummation of the proposed Business Combination with W3BCLOUD or for other purposes agreed to by the Sponsor, the Company and W3BCLOUD (the “Incentive Shares”). Any Incentive Shares which are not so utilized in connection with non-redemption agreements, PIPE financings or for other purposes agreed to by the Sponsor, the Company and W3BCLOUD will be surrendered by the Sponsor at the closing of the proposed Business Combination with W3BCLOUD without consideration.

The foregoing summary of the Initial Non-Redemption Agreements and the Additional Non-Redemption Agreements does not purport to be complete and is qualified in its entirety by reference to the Form of Non-Redemption and Voting Agreement, filed by the Company as Exhibit 10.1 to the Current Report on Form 8-K dated April 21, 2023, and incorporated by reference herein, and the Form of Non-Redemption Agreement, filed by the Company as Exhibit 10.2 to the Current Report on Form 8-K dated May 26, 2023, and incorporated by reference herein.

NOTE 6 - CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A Common Stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holder of the Company’s Class A Common Stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 1,557,134 and 1,652,286 shares of Class A Common Stock outstanding, respectively, all of which were subject to possible redemption at redemption values of $10.43 and $10.30 per share, respectively, and are classified outside of permanent equity in the consolidated balance sheets.

The Class A Common Stock subject to possible redemption reflected on the consolidated balance sheets is reconciled on the following table:

Class A Common Stock subject to possible redemption, December 31, 2021	$345,000,000
Less:
Redemption of Class A Common Stock subject to possible redemption	(331,500,835)
Plus:
Remeasurement of Class A Common Stock subject to possible redemption amount	3,527,609
Class A Common Stock subject to possible redemption, December 31, 2022	17,026,774
Less:
Redemption of Class A Common Stock subject to possible redemption	(967,765)
Plus:
Remeasurement of Class A Common Stock subject to possible redemption amount	186,478
Class A Common Stock subject to possible redemption, June 30, 2023	$16,245,487

NOTE 7 - STOCKHOLDERS’ DEFICIT

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 80,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 1,557,134 and 1,652,286 shares of Class A Common Stock issued and outstanding, all of which were subject to possible redemption at redemption values of $10.43 and $10.30 per share, respectively. All shares of Class A Common Stock subject to possible redemption have been classified as temporary equity (see Note 6).

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. As of February 17, 2021, there were 8,625,000 shares of Class B Common Stock outstanding, which amount have been retroactively restated to reflect the stock split as discussed in Note 4. Of these, up to 1,125,000 shares of Class B Common Stock were subject to forfeiture, to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of shares of Class B Common Stock outstanding would collectively equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On February 17, 2021, the underwriter fully exercised its option to purchase additional Units; thus, these 1,125,000 shares of Class B Common Stock were no longer subject to forfeiture. There were 8,625,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022.

Holders of Class A Common Stock and holders of Class B Common Stock will vote together as a single class, with each share entitling the holder to one vote; provided, however, that, prior to the closing of the Company’s initial Business Combination, only holders of Class B Common Stock will have the right to elect or remove the Company’s directors.

The Class B Common Stock will automatically convert into Class A Common Stock at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A Common Stock or equity-linked securities are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which the shares of Class B Common Stock will convert into shares of Class A Common Stock will be adjusted (unless the holders of a majority of the issued and outstanding shares of Class B Common Stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A Common Stock issuable upon conversion of all shares of Class B Common Stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of all shares of common stock issued and outstanding upon the completion of the Initial Public Offering plus all shares of Class A Common Stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination.

NOTE 8 - WARRANTS

As of June 30, 2023 and December 31, 2022, the Company had 8,625,000 Public Warrants and 6,000,000 Private Placement Warrants outstanding.

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

The warrants have an exercise price of $11.50 per share, subject to adjustment. In addition, if (x) the Company issues additional shares of Class A Common Stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A Common Stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions) and (z) the volume weighted average trading price of the shares of Class A Common Stock during the 20-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 and $10.00 per share redemption trigger prices described under “Redemption of warrants when the price per share of Class A Common Stock equals or exceeds $18.00” and “Redemption of warrants when the price per share of Class A Common Stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% and 100%, respectively, of the higher of the Market Value and the Newly Issued Price.

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

Redemption of warrants when the price per share of Class A Common Stock equals or exceeds $10.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A Common Stock;

●	if, and only if, the Reference Value equals or exceeds $10.00 per share as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like; and

●	if the Reference Value is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants, as described above.

The “fair market value” of Class A Common Stock shall mean the volume-weighted average price of Class A Common Stock for the ten trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 shares of Class A Common Stock per warrant (subject to adjustment).

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

NOTE 9 - FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money market funds	$15,899,569	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$1,638,750	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$1,140,000	$—

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money market funds	$16,674,956	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$517,500	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$358,960	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in April 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 measurement in April 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers to/from Levels 1, 2, and 3 during the period ended June 30, 2023 and during the year ended December 31, 2022.

For periods where no observable traded price is available, the Company utilized a Monte-Carlo simulation to estimate the fair value of the Public Warrants and used the Black-Scholes option pricing model to estimate the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The estimated fair value of the Public Warrants and Private Placement Warrants, prior to the Public Warrants being traded in an active market, was determined using Level 3 inputs. Inherent in a binomial lattice model are assumptions related to the Unit price, expected volatility, risk-free interest rate, term to expiration, and dividend yield. The Unit price is based on the publicly traded price of the Units as of the measurement date. The Company estimated the volatility for the Public Warrants and Private Placement Warrants based on the implied volatility from the traded prices of warrants issued by other special purpose acquisition companies. The risk-free interest rate is based on interpolated U.S. Treasury rates, commensurate with a similar term to the Public Warrants and Private Placement Warrants. The term to expiration was calculated as the contractual term of the Public Warrants and Private Placement Warrants, assuming one year to a Business Combination from the Initial Public Offering date. Finally, the Company does not anticipate paying a dividend. Any changes in these assumptions can change the valuation significantly.

For the three and six months ended June 30, 2023, the Company recognized a loss resulting from changes in the fair value of derivative warrant liabilities of approximately $1.2 million and $1.9 million, which is presented in the accompanying consolidated statements of operations, respectively. For the three and six months ended June 30, 2022, the Company recognized a loss and a gain resulting from changes in the fair value of derivative warrant liabilities of approximately $3.7 million and $9.9 million, which is presented in the accompanying consolidated statements of operations, respectively.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions that occurred up to the date the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

If we are unable to complete a Business Combination by February 17, 2024, we will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds in the Trust Account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Going Concern

As of June 30, 2023, we had approximately $377,000 in our operating bank account and working capital deficit of approximately $5.7 million.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity, the mandatory liquidation and the subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 17, 2024. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to consummate a Business Combination prior to the mandatory liquidation date.

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

Results of Operations

Our entire activity since inception up to June 30, 2023 was in preparation for our formation and the Initial Public Offering and identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2023, we had a net loss of approximately $1,942,000, which consisted of approximately $20,000 in income tax expenses, interest expense on working capital loan of approximately $17,000, a non-operating loss of approximately $1,170,000 resulting from the change in fair value of derivative warrant liabilities and an operating loss of approximately $862,000, offset by approximately $128,000 of income from investments held in the Trust Account. The loss from operations comprised of approximately $846,000 general and administrative expenses and approximately $16,000 in franchise tax expenses.

For the three months ended June 30, 2022, we had a net income of approximately $1,917,000, which consisted of a non-operating gain of approximately $3,656,000 resulting from the change in fair value of derivative warrant liabilities, and approximately $457,000 of income from investments held in the Trust Account, which was offset by approximately $45,000 in income tax expenses, interest on working capital of approximately $7,000, and an operating loss of approximately $2,144,000. The loss from operations comprised of approximately $2,094,000 general and administrative expenses and approximately $50,000 in franchise tax expenses.

For the six months ended June 30, 2023, we had a net loss of approximately $3,501,000, which consisted of approximately $40,000 in income tax expenses, interest expense on working capital loan of approximately $35,000, a non-operating loss of approximately $1,902,000 resulting from the change in fair value of derivative warrant liabilities and an operating loss of approximately $2,121,000, offset by approximately $262,000 of income from investments held in the Trust Account and non-operating income of approximately $336,000 resulting from reduction in deferred underwriter commissions. The loss from operations comprised of approximately $2,086,000 general and administrative expenses and approximately $35,000 in franchise tax expenses.

For the six months ended June 30, 2022, we had a net income of approximately $7,761,000, which consisted of a non-operating gain of approximately $9,945,000 resulting from the change in fair value of derivative warrant liabilities, and approximately $490,000 of income from investments held in the Trust Account, which was offset by approximately $45,000 in income tax expenses, interest on working capital of approximately $9,000, and an operating loss of approximately $2,621,000. The loss from operations comprised of approximately $2,515,000 general and administrative expenses and approximately $106,000 in franchise tax expenses.

Contractual Obligations

Related Party Loans

On December 11, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to the Note. This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $178,000 under the Note and it was repaid in full on February 19, 2021. Subsequent to the repayment, the facility was no longer available to the Company.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

In March 2022, the Company executed the March 2022 Working Capital Loan, bearing interest of 10% annually, providing the Company the ability to borrow up to $1.5 million. As of June 30, 2023 and December 31, 2022, the Company had $300,000, respectively, in borrowings under the March 2022 Working Capital Loan. For the three and six months ended June 30, 2023, the Company had approximately $7,000 and $15,000, respectively, in interest expense on the March 2022 Working Capital Loan. For the three and six months ended June 30, 2022, the Company had approximately $7,000 and $9,000, respectively, in interest expense on the March 2022 Working Capital Loan. The March 2022 Working Capital Loan has a conversion feature that is considered an embedded derivative, but the value is de minimis, as such, the March 2022 Working Capital Loan is presented at fair value on the accompanying consolidated balance sheets.

In June 2022, the Sponsor and the Company executed the June 2022 Working Capital Loan, bearing interest of 10% annually, providing the Company the ability to borrow up to $400,000. As of June 30, 2023 and December 31, 2022, the Company had approximately $400,000, respectively, in borrowings under the June 2022 Working Capital Loan. For the three and six months ended June 30, 2023, the Company had approximately $10,000 and $20,000, respectively, in interest expense on the June 2022 Working Capital Loan. For the three and six months ended June 30, 2022, the Company had approximately $0 and $0, respectively, in interest expense on the June 2022 Working Capital Loan. The June 2022 Working Capital Loan has a conversion feature that is considered an embedded derivative, but the value is de minimis, as such, the June 2022 Working Capital Loan is presented at fair value on the accompanying consolidated balance sheets.

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

The Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor and our executive officers or directors, or their affiliates.

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

On January 18, 2023, we received a formal letter, from Barclays, one of the underwriters in our Initial Public Offering, advising that it had, among other things, (i) resigned from and ceased or refused to act in, its roles as co-placement agent, co-capital markets advisor and exclusive financial advisor to us in connection with the Merger and as underwriter in our Initial Public Offering and (ii) waived its right to receive an aggregate of $13.1 million in fees, all of which were contingent upon and payable upon the closing of the Merger, consisting of 2% of gross proceeds for its role as co-placement agent, $3.5 million for its role as financial advisor, a discretionary fee of up to $3.0 million, and $6.6 million of deferred underwriting fees accrued from its participation in our Initial Public Offering, as well as any expense reimbursements owed to it under those arrangements. We intend to continue to pursue the consummation of an initial Business Combination.

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

Critical Accounting Policies

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB’s ASC Topic 480 Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 8,625,000 Public Warrants and the 6,000,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. For periods where no observable traded price is available, the Company utilized a Monte-Carlo simulation to estimate the fair value of the Public Warrants and used the Black-Scholes option pricing model to estimate the fair value of the Private Placement Warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 Distinguishing Liabilities from Equity. Class A Common Stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Common Stock is classified as stockholders’ equity. Our Class A Common Stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 1,557,134 and 1,652,286 shares of Class A Common Stock subject to possible redemption at redemption values of $10.43 and $10.30 per share as of June 30, 2023 and December 31, 2022, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our unaudited condensed consolidated balance sheets. There was no non-redeemable Class A Common Stock issued or outstanding as of June 30, 2023 and December 31, 2022.

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

Net (Loss) Income Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. We have two classes of shares, which are referred to as Class A Common Stock and Class B Common Stock. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per common share is calculated by dividing the net (loss) income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net (loss) income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 14,625,000 Class A Common Stock in the calculation of diluted (loss) income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three and six months ended June 30, 2023 and 2022. Accretion associated with the redeemable Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.

We have considered the effect of Class B Common Stock that were excluded from weighted average number as they were contingent on the exercise of overallotment option by the underwriters. Since the contingency was satisfied, we included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13. This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have an impact on its financial statements.

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for us in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual consolidated financial statements that have not yet been issued or made available for issuance. We are still evaluating the impact of this pronouncement on the condensed consolidated financial statements.

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of June 30, 2023, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting. Specifically, the Company’s management has concluded that our control around recording the expenses in the proper accounting period was not effectively designed or maintained.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was not effective as of June 30, 2023.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the recording of expenses in the proper accounting period. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2023 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2023, except for the below Risk Factor and except with respect to the information described herein in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Nasdaq Letter,” which updates the Risk Factor “Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions” discussed in our most recent Annual Report on Form 10-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings. Unless specifically stated, this Quarterly Report does not give effect to the proposed W3BCLOUD Business Combination and does not contain the risks associated with the proposed W3BCLOUD Business Combination. For risks associated with the W3BCLOUD Business Combination, please refer to our preliminary proxy statement originally filed on September 9, 2022, as subsequently amended, in connection with the approval of the W3BCLOUD Business Combination.

If we were deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to consummate an initial Business Combination and instead be required to liquidate the Company. To mitigate the risk of that result, prior to the 24 month anniversary of the closing of the Company’s Initial Public Offering, we liquidated securities held in the Trust Account and now instead hold all funds in the Trust Account in cash. As a result, all Trust Account funds are presently held in cash and following such liquidation, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount that our public stockholders would receive upon any redemption or liquidation of the Company.

On March 30, 2022, the SEC issued proposed rules relating, among other things, to circumstances in which special purpose acquisition companies (“SPACs”) such as us could potentially be subject to the Investment Company Act and the regulations thereunder (the “SPAC Rule Proposals”). The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a Business Combination transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a SPAC to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the closing of the Company’s Initial Public Offering. Such SPAC would then be required to complete its initial business combination no later than 24 months after the closing of the Company’s Initial Public Offering.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not consummated its initial Business Combination within 24 months after the closing of the Company’s Initial Public Offering. As we did not consummate our initial Business Combination within 24 months of such date, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to consummate an initial Business Combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

To mitigate the risk of being viewed as operating an unregistered investment company (including pursuant to the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940), in February 2023, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation. As a result, all Trust Account funds are presently held in cash and following such liquidation, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. Without limiting the generality of the foregoing, the Company did not repurchase any shares of common stock of the Company during the three months ended June 30, 2023.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) During the three months ended June 30, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description of Exhibits
31.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chairman of the Board of Directors (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chairman of the Board of Directors (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 21, 2023

SOCIAL LEVERAGE ACQUISITION CORP I

By:	/s/ Howard Lindzon
	Name:	Howard Lindzon
	Title:	Chief Executive Officer