Form 10-Q
period 2023-09-30
Social Leverage Acquisition Corp I
filed 2023-11-14
CIK 1834755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, 1,557,134 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), and 8,625,000 shares of Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), were issued and outstanding, respectively.

SOCIAL LEVERAGE ACQUISITION CORP I
Form 10-Q
For the Quarter Ended September 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SOCIAL LEVERAGE ACQUISITION CORP I

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$265,077	$1,666,647
Prepaid expenses	90,157	147,150
Total current assets	355,234	1,813,797
Non-current assets:
Due from related parties	31,949	31,949
Investments held in Trust Account	16,073,631	16,674,956
Total Assets	$16,460,814	$18,520,702
Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$800,442	$534,888
Accrued expenses	5,615,522	3,920,773
Income tax payable	70,293	953,182
Excise tax payable	9,678	—
Total current liabilities	6,495,935	5,408,843
Deferred legal fees	152,224	152,224
Derivative warrant liabilities	731,250	876,460
Working capital loan	794,135	741,799
Deferred underwriting commissions	—	12,075,000
Total liabilities	8,173,544	19,254,326
Commitments and Contingencies
Class A Common Stock subject to possible redemption, $0.0001 par value; 1,557,134 and 1,652,286 shares at redemption value of $10.52 and $10.30 per share as of September 30, 2023 and December 31, 2022, respectively	16,373,744	17,026,774
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 80,000,000 shares authorized; no non-redeemable shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Class B Common Stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 as of September 30, 2023 and December 31, 2022	863	863
Additional paid-in capital	11,414,902	—
Accumulated deficit	(19,502,239)	(17,761,261)
Total stockholders’ deficit	(8,086,474)	(17,760,398)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$16,460,814	$18,520,702

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOCIAL LEVERAGE ACQUISITION CORP I

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

General and administrative expenses	$398,580	$1,490,810	$2,484,097	$4,005,811
Franchise tax expense	16,400	50,000	51,775	155,565
Loss from operations	(414,980)	(1,540,810)	(2,535,872)	(4,161,376)
Other income (expense):
Change in fair value of derivative warrant liabilities	2,047,500	(1,170,000)	145,210	8,775,000
Reduction in deferred underwriter commissions	—	—	335,685	—
Interest on working capital loan - related party	(17,637)	(15,701)	(52,336)	(24,430)
Income from investments held in Trust Account	174,062	1,567,021	436,040	2,057,158
Total Other income, net	2,203,925	381,320	864,599	10,807,728

Net income (loss) before income taxes	1,788,945	(1,159,490)	(1,671,273)	6,646,352
Income tax expense	(29,405)	(381,616)	(69,705)	(426,224)
Net income (loss)	$1,759,540	$(1,541,106)	$(1,740,978)	$6,220,128
Weighted average shares outstanding of Class A Common Stock, basic and diluted	1,557,134	34,500,000	1,605,233	34,500,000
Basic and diluted net income (loss) per share, Class A Common Stock	$0.17	$(0.04)	$(0.17)	$0.14
Weighted average shares outstanding of Class B Common Stock, basic and diluted	8,625,000	8,625,000	8,625,000	8,625,000
Basic and diluted net income (loss) per share, Class B Common Stock	$0.17	$(0.04)	$(0.17)	$0.14

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOCIAL LEVERAGE ACQUISITION CORP I

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	—	$—	8,625,000	$863	$—	$(17,761,261)	$(17,760,398)
Remeasurement of Class A Common Stock subject to possible redemption value	—	—	—	—	(94,853)	—	(94,853)
Reduction in deferred underwriter commissions	—	—	—	—	11,739,315	—	11,739,315
Net loss	—	—	—	—	—	(1,558,347)	(1,558,347)
Balance - March 31, 2023	—	—	8,625,000	863	11,644,462	(19,319,608)	(7,674,283)
Remeasurement of Class A Common Stock subject to possible redemption value	—	—	—	—	(91,625)	—	(91,625)
Excise taxes related to redemptions	—	—	—	—	(9,678)	—	(9,678)
Net loss	—	—	—	—	—	(1,942,171)	(1,942,171)
Balance – June 30, 2023	—	$—	8,625,000	$863	$11,543,159	$(21,261,779)	$(9,717,757)
Remeasurement of Class A Common Stock subject to possible redemption value	—	—	—	—	(128,257)	—	(128,257)
Net income	—	—	—	—	—	1,759,540	1,759,540
Balance - September 30, 2023	—	$—	8,625,000	$863	$11,414,902	$(19,502,239)	$(8,086,474)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	8,625,000	$863	$—	$(23,944,240)	$(23,943,377)
Net income	—	—	—	—	—	5,843,760	5,843,760
Balance - March 31, 2022 (Unaudited)	—	—	8,625,000	863	—	(18,100,480)	(18,099,617)
Remeasurement of Class A Common Stock subject to possible redemption value	—	—	—	—	—	(76,540)	(76,540)
Net loss	—	—	—	—	—	1,917,474	1,917,474
Balance - June 30, 2022	-	-	8,625,000	863	-	(16,259,546)	(16,258,683)
Remeasurement of Class A common stock subject to possible redemption value	—	—	—	—	—	(1,135,405)	(1,135,405)
Net loss	—	—	—	—	—	(1,541,106)	(1,541,106)
Balance - September 30, 2022	—	$—	8,625,000	$863	$—	$(18,936,057)	$(18,935,194)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOCIAL LEVERAGE ACQUISITION CORP I

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(1,740,978)	$6,220,128
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(145,210)	(8,775,000)
Reduction in deferred underwriting commissions	(335,685)	—
Income from investments held in Trust Account	(436,040)	(2,057,158)
Interest on working capital loan - related party	52,336	24,430
Changes in operating assets and liabilities:
Prepaid expenses	56,993	327,771
Due from related parties	—	(15,317)
Accounts payable	265,554	325,204
Accrued expenses	1,694,749	2,904,897
Income tax payable	(882,889)	426,224
Franchise tax payable	—	(169,885)
Net cash used in operating activities	(1,471,170)	(788,706)

Cash Flows from Investing Activities:
Investment income released from Trust Account to pay for taxes	69,600	365,450
Cash withdrawn from Trust Account in connection with redemption	967,765	—
Net cash provided by investing activities	1,037,365	365,450

Cash Flows from Financing Activities:
Proceeds from working capital loan - related party	—	699,732
Redemption of common stock	(967,765)	—
Net cash (used in) provided by financing activities	(967,765)	699,732

Net decrease in cash	(1,401,570)	276,476
Cash - beginning of the period	1,666,647	250,390
Cash - end of the period	$265,077	526,866
Supplemental disclosure of noncash activities:
Remeasurement of Class A Common Stock subject to possible redemption amount	$314,735	$1,211,945
Reduction of deferred underwriting commissions	$11,739,315	$—
Excise taxes related to redemptions	$9,678	$—
Supplemental Cash Flow Information
Income taxes paid	$1,048,152	$—

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from December 1, 2020 (inception) through September 30, 2023, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and other income on investments of the proceeds derived from the Initial Public Offering.

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

The Company’s Amended and Restated Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its Public Shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company. The Sponsor and the Company’s officers and directors (the “initial stockholders”) agreed not to propose an amendment to the Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to allow redemptions in connection with its initial Business Combination or redeem 100% of the Public Shares if the Company does not complete a Business Combination within the initial Combination Period (as defined below) or with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

Liquidity and Going Concern

As of September 30, 2023, the Company had approximately $265,000 in its operating bank account and working capital deficit of approximately $6.1 million.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Recently in October 2023, the military conflict between Israel and militant groups led by Hamas has also caused uncertainty in the global markets. The impact of these actions and related sanctions on the world economy are not determinable as of the date of these condensed consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed consolidated financial statements.

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

Proposed W3BCLOUD Business Combination

On July 31, 2022, the Company entered into a business combination agreement, by and among the Company, SLAC Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), and W3BCLOUD Holdings Inc. (“W3BCLOUD”) (the “Original BCA”). The Original BCA and the business combination were unanimously approved by the Company’s board of directors on July 8, 2022. On April 21, 2023, the Company, Merger Sub and W3BCLOUD executed an amendment to the Original BCA (the “BCA Amendment” and together with the Original BCA, the “Business Combination Agreement”) relating to the contemplated business combination among the parties thereto.

On September 22, 2023, the parties to the Business Combination Agreement entered into a Termination Agreement (the “Termination Agreement”), pursuant to which, among other things, the parties agreed to mutually terminate the Business Combination Agreement, effective as of September 22, 2023 (the “Termination”). As a result of the Termination, the Business Combination Agreement will be of no further force and effect, and the Ancillary Agreements (as defined in the Business Combination Agreement) will either be terminated in accordance with their terms or be of no further force and effect. Neither party will be required to pay the other any fees or expenses as a result of the Termination. The Company and W3BCLOUD have also agreed, on behalf of themselves and their respective related parties, to a release of claims relating to the transactions contemplated under the Business Combination Agreement.

The foregoing description of the Business Combination Agreement, the Termination and the Termination Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions and the full text of the Original BCA, a copy of which was previously filed with the SEC as Exhibit 2.1 to our Current Report on Form 8-K on August 1, 2022, as amended by the BCA Amendment, a copy of which was previously filed with the SEC as Exhibit 2.1 to our Current Report on Form 8-K on April 21, 2023, and to the full text of the Termination Agreement, a copy of which was previously filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K on September 22, 2023.

First Amendment to Sponsor Letter Agreement

On April 21, 2023, the Company, W3BCLOUD, the Sponsor and certain other persons named therein (the “Insiders”) entered into an amendment (the “First Amendment to Sponsor Letter Agreement”) to that certain Sponsor Letter Agreement, dated as of July 31, 2022 (the “Sponsor Letter Agreement”), by and among the Company, W3BCLOUD, the Sponsor and the Insiders. Pursuant to the Termination and Termination Agreement, the Sponsor Letter Agreement and First Amendment to Sponsor Letter Agreement has been terminated.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.

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

As of September 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 Distinguishing Liabilities from Equity. Class A Common Stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Common Stock is classified as stockholders’ equity. The Company’s Class A Common Stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 1,557,134 and 1,652,286 shares of Class A Common Stock subject to possible redemption at redemption values of $10.52 and $10.30 per share as of September 30, 2023 and December 31, 2022, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets. There was no non-redeemable Class A Common Stock issued or outstanding as of September 30, 2023 and December 31, 2022.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 and 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted net (loss) income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 14,625,000 Class A Common Stock in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three and nine months ended September 30, 2023 and 2022. Remeasurement associated with the redeemable Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.

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

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share of common stock:

	For the Three Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$269,083	$1,490,457	$(1,232,885)	$(308,221)
Denominator:
Basic and diluted weighted average common stock outstanding	1,557,134	8,625,000	34,500,000	8,625,000
Basic and diluted net income (loss) per common stock	$0.17	$0.17	$(0.04)	$(0.04)

	For the Nine Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common stock:
Numerator:
Allocation of net (loss) income	$(273,178)	$(1,467,800)	$4,976,102	$1,244,026
Denominator:
Basic and diluted weighted average common stock outstanding	1,605,233	8,625,000	34,500,000	8,625,000
Basic and diluted net (loss) income per common stock	$(0.17)	$(0.17)	$0.14	$0.14

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

In March 2022, the Company executed a Working Capital Loan (the “March 2022 Working Capital Loan”), bearing interest of 10% annually, providing the Company the ability to borrow up to $1.5 million. As of September 30, 2023 and December 31, 2022, the Company had $300,000, in borrowings under the March 2022 Working Capital Loan. For the three and nine months ended September 30, 2023, the Company had approximately $8,000 and $22,000, respectively, in interest expense on the March 2022 Working Capital Loan. For the three and nine months ended September 30, 2022, the Company had approximately $7,000 and $16,000, respectively, in interest expense on the March 2022 Working Capital Loan. The March 2022 Working Capital Loan has a conversion feature that is considered an embedded derivative, but the value is de minimis, as such, the March 2022 Working Capital Loan is presented at fair value on the accompanying consolidated balance sheets.

In June 2022, the Sponsor and the Company executed another Working Capital Loan (the “June 2022 Working Capital Loan”), bearing interest of 10% annually, providing the Company the ability to borrow up to $400,000. As of September 30, 2023 and December 31, 2022, the Company had approximately $400,000, respectively, in borrowings under the June 2022 Working Capital Loan. For the three and nine months ended September 30, 2023, the Company had approximately $10,000 and $30,000, respectively, in interest expense on the June 2022 Working Capital Loan. For the three and nine months ended September 30, 2022, the Company had approximately $8,000 and $8,000, respectively, in interest expense on the June 2022 Working Capital Loan. The June 2022 Working Capital Loan has a conversion feature that is considered an embedded derivative, but the value is de minimis, as such, the June 2022 Working Capital Loan is presented at fair value on the accompanying consolidated balance sheets.

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

Deferred Legal Fees

The Company engaged legal counsel for legal advisory services, and the legal counsel agreed to defer their fees in excess of $225,000 (“Deferred Legal Fees”). The Deferred Legal Fees will become payable in the event that the Company completes a Business Combination. As of September 30, 2023 and December 31, 2022, there are Deferred Legal Fees of approximately $152,000, recognized in connection with such services on the accompanying consolidated balance sheets.

Commitments

On April 21, 2023, W3BCLOUD and the Company entered into a non-binding term sheet (the “Term Sheet”) with B. Riley Principal Capital II, LLC (“B. Riley”) with respect to a proposed committed equity facility (the “Facility”). In connection with the Termination Agreement, the Term Sheet has been terminated.

In addition, as previously reported, in July 2022, W3BCLOUD Partners Limited and ConsenSys AG (“ConsenSys”) entered into a commitment letter (the “Commitment Letter”) pursuant to which ConsenSys agreed to subscribe for an aggregate of $15 million of equity and/or convertible securities to be issued by the Company or W3BCLOUD in connection with the Business Combination, subject to certain conditions set forth in the Commitment Letter. On April 21, 2023, W3BCLOUD Partners Limited, W3BCLOUD and ConsenSys amended and restated the Commitment Letter. In connection with the Termination Agreement, the Commitment Letter has been terminated.

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

The Company entered into two separate forms of non-redemption agreements with the Additional Holders. With respect to 248,620 shares of the Company’s Class A Common Stock currently held by the Additional Holders (the “Voting Non-Redeemable Shares”), the Company entered into Voting, Share Purchase and Non-Redemption Agreements (the “Non-Redemption and Voting Agreements”), which are on materially the same terms as the Initial Non-Redemption Agreements, the form of which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 21, 2023. Pursuant to the Non-Redemption and Voting Agreements, the Additional Holders have agreed to vote their respective Voting Non-Redeemable Shares in favor of certain matters to be put to a vote of the stockholders of the Company, including the consummation of the Business Combination and related transactions. With respect to 49,147 shares of the Company’s Class A Common Stock recently purchased by one of the Additional Holders and up to 47,453 shares of the Company’s Class A Common Stock which may be purchased by that Additional Holder after the date hereof (the “Non-Redeemable Shares”), the Company entered into a Share Purchase and Non-Redemption Agreement (the “Non-Redemption Agreement” and, together with the Non-Redemption and Voting Agreements, the “Additional Non-Redemption Agreements”), which requires the Additional Holder to cause such Non-Redeemable Shares to be counted as present for purposes of establishing a quorum at certain meetings of the stockholders of the Company and to abstain from voting that Holder’s Non-Redeemable Shares on certain matters to be put to a vote of the stockholders of the Company, including the consummation of the Business Combination and related transactions.

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

As previously disclosed, pursuant to the Termination and Termination Agreement, the Sponsor Letter Agreement and First Amendment to Sponsor Letter Agreement have each been terminated.

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

NOTE 6 - CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A Common Stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holder of the Company’s Class A Common Stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 1,557,134 and 1,652,286 shares of Class A Common Stock outstanding, respectively, all of which were subject to possible redemption at redemption values of $10.52 and $10.30 per share, respectively, and are classified outside of permanent equity in the consolidated balance sheets.

The Class A Common Stock subject to possible redemption reflected on the consolidated balance sheets is reconciled on the following table:

Class A Common Stock subject to possible redemption, December 31, 2021	$345,000,000
Less:
Redemption of Class A Common Stock subject to possible redemption	(331,500,835)
Plus:
Remeasurement of Class A Common Stock subject to possible redemption amount	3,527,609
Class A Common Stock subject to possible redemption, December 31, 2022	17,026,774
Less:
Redemption of Class A Common Stock subject to possible redemption	(967,765)
Plus:
Remeasurement of Class A Common Stock subject to possible redemption amount	314,735
Class A Common Stock subject to possible redemption, September 30, 2023	$16,373,744

NOTE 7 - STOCKHOLDERS’ DEFICIT

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 80,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 1,557,134 and 1,652,286 shares of Class A Common Stock issued and outstanding, all of which were subject to possible redemption at redemption values of $10.52 and $10.30 per share, respectively. All shares of Class A Common Stock subject to possible redemption have been classified as temporary equity (see Note 6).

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. As of February 17, 2021, there were 8,625,000 shares of Class B Common Stock outstanding, which amount have been retroactively restated to reflect the stock split as discussed in Note 4. Of these, up to 1,125,000 shares of Class B Common Stock were subject to forfeiture, to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of shares of Class B Common Stock outstanding would collectively equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On February 17, 2021, the underwriter fully exercised its option to purchase additional Units; thus, these 1,125,000 shares of Class B Common Stock were no longer subject to forfeiture. There were 8,625,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022.

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

NOTE 8 - WARRANTS

As of September 30, 2023 and December 31, 2022, the Company had 8,625,000 Public Warrants and 6,000,000 Private Placement Warrants outstanding.

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

NOTE 9 - FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money market funds	$16,073,631	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$431,250	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$300,000	$—

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money market funds	$16,674,956	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$517,500	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$358,960	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in April 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 measurement in April 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers to/from Levels 1, 2, and 3 during the period ended September 30, 2023 and during the year ended December 31, 2022.

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

For the three and nine months ended September 30, 2023, the Company recognized a gain resulting from changes in the fair value of derivative warrant liabilities of approximately $2 million and $145,000, which is presented in the accompanying consolidated statements of operations, respectively. For the three and nine months ended September 30, 2022, the Company recognized a loss and a gain resulting from changes in the fair value of derivative warrant liabilities of approximately $1.2 million and $8.8 million, which is presented in the accompanying consolidated statements of operations, respectively.

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

Liquidity and Going Concern

As of September 30, 2023, we had approximately $265,000 in our operating bank account and working capital deficit of approximately $6.1 million.

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

Results of Operations

Our entire activity since inception up to September 30, 2023 was in preparation for our formation and the Initial Public Offering and identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2023, we had net income of approximately $1,760,000, which consisted of approximately $174,000 of income from investments held in the Trust Account and a non-operating gain of approximately $2 million resulting from the change in fair value of derivative warrant liabilities, offset by approximately $29,000 in income tax expenses, interest expense on working capital loan of approximately $18,000, and an operating loss of approximately $415,000. The loss from operations comprised of approximately $399,000 general and administrative expenses and approximately $16,000 in franchise tax expenses.

For the three months ended September 30, 2022, we had net loss of approximately $1,541,000, which consisted of approximately $382,000 in income tax expenses, interest expense on working capital loan of approximately $16,000, and an operating loss of approximately $1,541,000. The loss from operations comprised of approximately $1,491,000 general and administrative expenses and approximately $50,000 in franchise tax expenses, which was offset by a non-operating loss of $1,170,000 resulting from the change in fair value of derivative warrant liabilities, and approximately $1,567,000 of income from investments held in Trust Account.

For the nine months ended September 30, 2023, we had a net loss of approximately $1,741,000, which consisted of approximately $70,000 in income tax expenses, interest expense on working capital loan of approximately $52,000, and an operating loss of approximately $2,536,000, offset by approximately $436,000 of income from investments held in the Trust Account, non-operating income of approximately $336,000 resulting from reduction in deferred underwriter commissions and a non-operating gain of approximately $145,000 resulting from the change in fair value of derivative warrant liabilities. The loss from operations comprised of approximately $2,484,000 general and administrative expenses and approximately $52,000 in franchise tax expenses.

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

In March 2022, the Company executed the March 2022 Working Capital Loan, bearing interest of 10% annually, providing the Company the ability to borrow up to $1.5 million. As of September 30, 2023 and December 31, 2022, the Company had $300,000, respectively, in borrowings under the March 2022 Working Capital Loan. For the three and nine months ended September 30, 2023, the Company had approximately $8,000 and $22,000, respectively, in interest expense on the March 2022 Working Capital Loan. For the three and nine months ended September 30, 2022, the Company had approximately $7,000 and $16,000, respectively, in interest expense on the March 2022 Working Capital Loan. The March 2022 Working Capital Loan has a conversion feature that is considered an embedded derivative, but the value is de minimis, as such, the March 2022 Working Capital Loan is presented at fair value on the accompanying consolidated balance sheets.

In June 2022, the Sponsor and the Company executed the June 2022 Working Capital Loan, bearing interest of 10% annually, providing the Company the ability to borrow up to $400,000. As of September 30, 2023 and December 31, 2022, the Company had approximately $400,000, respectively, in borrowings under the June 2022 Working Capital Loan. For the three and nine months ended September 30, 2023, the Company had approximately $10,000 and $30,000, respectively, in interest expense on the June 2022 Working Capital Loan. For the three and nine months ended September 30, 2022, the Company had approximately $8,000 and $8,000, respectively, in interest expense on the June 2022 Working Capital Loan. The June 2022 Working Capital Loan has a conversion feature that is considered an embedded derivative, but the value is de minimis, as such, the June 2022 Working Capital Loan is presented at fair value on the accompanying consolidated balance sheets.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 Distinguishing Liabilities from Equity. Class A Common Stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Common Stock is classified as stockholders’ equity. Our Class A Common Stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 1,557,134 and 1,652,286 shares of Class A Common Stock subject to possible redemption at redemption values of $10.52 and $10.30 per share as of September 30, 2023 and December 31, 2022, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our unaudited condensed consolidated balance sheets. There was no non-redeemable Class A Common Stock issued or outstanding as of September 30, 2023 and December 31, 2022.

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

The calculation of diluted net (loss) income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 14,625,000 Class A Common Stock in the calculation of diluted (loss) income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three and nine months ended September 30, 2023 and 2022. Accretion associated with the redeemable Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Nasdaq Letter

On April 3, 2023, the Company received a letter (the “Letter”) from the staff at the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, for the 30 consecutive business days prior to the date of the Letter, the Company’s common stock had traded at a value below the minimum $50 million “Market Value of Listed Securities” (“MVLS”) requirement set forth in Nasdaq Listing Rule 5450(b)(2)(A), which is required for continued listing of the Company’s common stock on The Nasdaq Global Market. The Letter is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on Nasdaq. In accordance with Nasdaq listing rule 5810(c)(3)(C), the Company had 180 calendar days, or until October 2, 2023, to regain compliance. The Letter further noted that if the Company was unable to satisfy the MVLS requirement prior to such date, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that the Company then satisfies the requirements for continued listing on that market). As of the date of this Quarterly Report on Form 10-Q, the Company has not received any further contact from Nasdaq with respect to the Letter or the MVLS requirement, and the Company’s common stock continues to be listed on The Nasdaq Global Market. The Company actively monitors its MVLS and may, if appropriate, evaluate available options to maintain compliance with the MVLS requirement or transfer the listing of our securities to The Nasdaq Capital Market. While the Company is exercising diligent efforts to maintain the listing of our securities on Nasdaq, there can be no assurance that the Company will be able to maintain compliance with Nasdaq listing standards.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of September 30, 2023, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting. Specifically, the Company’s management has concluded that our control around recording the expenses in the proper accounting period was not effectively designed or maintained.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2023, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was not effective as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2023 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2023, except for the below risk factors and except with respect to the information described herein in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Nasdaq Letter,” which updates the risk factor “Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions” discussed in our most recent Annual Report on Form 10-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings.

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

In particular, in response to Russia’s invasion of Ukraine, the United States, the European Union, and several other countries are imposing far-reaching sanctions and export control restrictions on Russian entities and individuals. This rising conflict as well as the recent Israel-Hamas conflict and the continued political unrest in the Middle East region, and the resulting market volatility could adversely affect global economic, political and market conditions. Additionally, tensions between the United States and China have led to increased tariffs and trade restrictions. The United States has imposed economic sanctions on certain Chinese individuals and entities and restrictions on the export of U.S.-regulated products and technology to certain Chinese technology companies. These and other global and regional conditions may adversely impact our business and our ability to find an attractive target business with which to consummate our initial Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. Without limiting the generality of the foregoing, the Company did not repurchase any shares of common stock of the Company during the three months ended September 30, 2023.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) During the three months ended September 30, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description of Exhibits
10.1(1)	Termination Agreement, dated September 22, 2023, by and among Social Leverage Acquisition Corp I, SLAC Merger Sub, Inc. and W3BCLOUD Holdings Inc.
31.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chairman of the Board of Directors (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chairman of the Board of Directors (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2023.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 14, 2023

SOCIAL LEVERAGE ACQUISITION CORP I

By:	/s/ Howard Lindzon
	Name:	Howard Lindzon
	Title:	Chief Executive Officer